Form 10-K
period 1993-12-31
PAINE WEBBER GROUP INC
filed 1994-03-29
CIK 75754

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ---------------------------

                                   FORM 10-K
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.
               FOR THE TRANSITION PERIOD FROM _________TO________

                         COMMISSION FILE NUMBER 1-7367
                            PAINE WEBBER GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                              13-2760086
          (State or other jurisdiction                  I.R.S. Employer
       of incorporation or organization)              Identification No.)
1285 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK             10019
    (Address of principal executive offices)              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 713-2000

                         ---------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                                     WHICH REGISTERED
       -------------------                                 ------------------------
Common Stock, $1 Par Value                                 New York Stock Exchange, Inc.
                                                           Pacific Stock Exchange, Inc.
Hong Kong 30 Index Call Warrants,
  expiring October 27, 1995                                American Stock Exchange, Inc.
Hong Kong 30 Index Put Warrants,
  expiring October 27, 1995                                American Stock Exchange, Inc.
Hong Kong 30 Index Call Warrants,
  expiring January 17, 1996                                American Stock Exchange, Inc.
Hong Kong 30 Index Put Warrants,
  expiring January 17, 1996                                American Stock Exchange, Inc.
U.S. Dollar Increase Warrants on the Major Market
  Currency Index, expiring January 18, 1996                American Stock Exchange, Inc.
U.S. Dollar Increase Warrants on the Japanese Yen,
  expiring March 6, 1996                                   American Stock Exchange, Inc.
Stock Index Return Securities on the S&P
  MidCap 400 Index due June 2, 2000                        American Stock Exchange, Inc.

                         ---------------------------


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No_______

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.(   )

                         ---------------------------

         The aggregate market value of voting stock held by non-affiliates of the Registrant was $1,260,558,211 as of March 17, 1994. (See Item 12.)

         On March 17, 1994, the Registrant had outstanding 77,105,605 shares of common stock of $1 par value, which is Registrant's only class of common stock.

         Parts I, II and IV incorporate information by reference from the Registrant's 1993 Annual Report to Stockholders. Part I and Part III incorporate information by reference from the Registrant's definitive proxy statement for the annual meeting to be held on May 5, 1994.

=============================================================================

PART I

ITEM 1. BUSINESS

In addition to the detailed information set forth below, incorporated herein by reference is the general business description information on Paine Webber Group Inc. ("PWG") and its operating subsidiaries (collectively the "Company"), under the caption "Management's Discussion and Analysis" on page 29 in the 1993 Annual Report to Stockholders.

BROKERAGE TRANSACTIONS

A portion of the Company's revenues are generated from commissions or fees earned as a broker for individual and institutional clients in the purchase and sale of corporate securities (listed and over-the-counter securities), mutual funds, insurance products, options, commodities and financial futures, and direct investments. The Company also earns commissions or fees for services provided in the areas of employee benefits, managed accounts and personal trusts.

Securities transactions The Company holds memberships in all major securities exchanges in the United States in order to provide services to its brokerage clients in the purchase and sale of listed securities. A major portion of the Company's revenues is derived from commissions from individual and institutional clients on brokerage transactions in listed securities and in over-the-counter ("OTC") markets. The largest portion of the Company's commissions revenue (53%) is derived from brokerage transactions in listed securities. The Company also acts as broker for investors in the purchase and sale of U.S. government and municipal securities. The Company has established commission rates for brokerage transactions which vary with the size and complexity of the transaction and with the activity level of the client's account.

Mutual funds The Company distributes shares of mutual funds for which it serves as investment advisor and sponsor as well as shares of funds sponsored by others. Income from the sale of mutual funds is derived from standard dealers' discounts, which are determined by terms of the selling agreement and the size of the transaction. In addition, the Company distributes shares of proprietary mutual funds for which it serves as investment advisor and administrator. Income from these proprietary mutual funds is also derived from management and distribution fees. Mutual funds include both taxable and tax-exempt funds and front-load, reverse- load, and level-load funds.

Insurance Through subsidiaries, PaineWebber Incorporated ("PWI") acts as agent for several life insurance companies and sells deferred annuities and life insurance. Additionally, variable annuities are issued by PaineWebber Life Insurance Company.

Managed accounts The Company acts in a consulting capacity to both individuals and institutions in the selection of professional money managers. Services provided in this consulting capacity may include client profiling, asset allocation, manager selection and performance measurement. Money managers recommended may be either affiliated with the Company or non affiliated managers. Compensation for services is in the form of commissions or established fees.

Options The Company's options related services include the purchase and sale of options on behalf of clients, and the delivery and receipt of the underlying securities upon exercise of the options. In addition, the Company utilizes its securities research capabilities in the formulation of options strategies and recommendations for its clients.

Commodities and financial futures The Company provides transaction services for clients in the purchase and sale of futures contracts, including metals, currencies, interest rates, stock indexes and agricultural products. Transactions in futures contracts are on margin and are subject to individual exchange regulations. The risk to the Company's clients in futures transactions, and the resulting credit risk to the Company, is greater than the risk in cash securities transactions, principally due to the low initial margin requirements relative to the nominal value of the actual futures contract. Additionally, commodities exchange regulations governing daily price movements can have the effect of precluding clients from taking actions to mitigate adverse market conditions. These factors may increase the Company's risk of loss on collections of amounts due from clients. However, net worth requirements and other credit standards for customer accounts are utilized to limit this exposure.

Employee benefit plans PW Trust Company, a wholly owned subsidiary of PWG, offers and administers 401(K) plans for corporations and acts as trustee, custodian or investment manager of retirement assets for approximately 1,300 corporate retirement plans.

Personal trust services The Company offers its clients a full range of domestic and international personal trust services, including self trustee and corporate trustee options. Investment choices are broad and flexible. The Company serves its international clients through a trust company located in Guernsey and through third party trustees, and may serve as corporate trustee for domestic clients in 22 states.

Direct investments The Company originates and markets a select number of private placements and publicly registered limited partnerships. While market conditions have significantly reduced activities in this area, the Company's offerings include a publicly registered equipment leasing partnership and a tax-credit real estate trust.

DEALER TRANSACTIONS

The Company regularly makes a market in OTC securities and as a block positioner, acts as market-maker in certain listed securities, U.S. government and agency securities, investment-grade and high-yield corporate debt, and a full range of mortgage-backed securities.

Equity The Company effects transactions in large blocks of securities, usually with institutional investors, generally involving 5,000 or more shares of listed stocks. Such transactions are handled on an agency basis to the extent possible, but the Company may take a long or short position as principal to the extent that no buyer or seller is immediately available. By engaging in block positioning, the Company places a portion of its capital at risk to facilitate transactions for clients. Where possible, the Company seeks to reduce such risks by hedging with option positions. Despite the risks involved in block positioning, the aggregate brokerage commissions generated by the Company's willingness to commit a portion of its capital in repositioning, including commissions on other orders from the same clients, justify such activities.

The Company makes markets, buying and selling as principal, in common stocks, convertible preferred stocks, warrants and other securities traded on the Automated Quotation System of the National Association of Securities Dealers ("NASD") or in other OTC markets. The unlisted equity securities in which the Company makes markets are principally those in which there is substantial continuing client interest and include securities which the Company has underwritten.

Fixed Income The Company provides clients access to a multitude of fixed income products including: U.S. government and agency securities; mortgage related securities including those issued through Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corp. ("FHLMC"); corporate investment-grade and high-yield bonds; and options and futures contracts on these products. The Company's capital can be at risk to the extent significant price fluctuations occur. This risk is lessened by hedging inventory positions.

As a "primary dealer" in U.S. government securities, the Company actively participates in the distribution of United States treasury securities and reports its inventory positions and market transactions to the Federal Reserve Bank on a weekly basis. The Company takes positions in government and government agency securities to facilitate transactions for its clients on a principal basis. Profits or losses are recognized from fluctuations in the value of securities in which it maintains positions. Additionally, trading activities include the purchase of securities under agreements to resell at future dates (reverse repurchase agreements) and the sale of the same or similar securities under agreements to repurchase at future dates (repurchase agreements).

Profits and losses on the repurchase transactions are recognized from interest rate differentials.

The Company actively participates in the mortgage-backed securities markets through the purchase or sale of GNMA, FNMA, FHLMC, mortgage pass-through securities, Collateralized Mortgage Obligations ("CMOs") and other mortgage related securities, in order to meet client needs on a principal basis. As a means of financing its trading, the Company enters into repurchase agreements. The Company also structures and underwrites CMOs. Additionally, the Company serves as principal and financier in the purchase, sale, securitization and resale of first mortgage notes and the related servicing rights.

The Company is an active participant in the corporate bond markets. Through the fixed income debt syndicate desk and institutional sales force, the Company distributes and markets new issuances of corporate debt securities. The corporate bond trading desk supports this effort as a dealer in the secondary markets by effecting transactions on behalf of clients or for the Company's own account. Revenues generated from these activities include underwriting fees on syndicate transactions and trading gains or losses.

The Company also underwrites, makes markets, and facilitates trades for clients in the high-yield securities markets. High-yield securities refer to companies whose debt is rated as non-investment grade. The Company continually monitors its risk positions associated with high-yield debt securities and establishes limits with respect to overall market exposure, industry group and individual issuer.

Municipal securities Through its municipal bond department, the Company is a dealer in both the primary and secondary markets, buying and selling securities for its own account and for clients. Revenues derived from all these activities include underwriting and management fees, selling concessions and trading profits.

Derivatives The Company is engaged in activities, primarily on behalf of clients, in equity derivative products, including listed and OTC options, warrants, futures and underlying equity securities. The Company has also engaged in creating structured products, which are sold to retail and institutional clients, that are based on baskets of securities and currencies, primary foreign and domestic market indexes and other equity and debt-based products. The Company generally hedges positions taken in these structured products based on option and other valuation models. Through the institutional options and futures group, the Company engages in interest rate, stock index, commodity options and futures contract transactions in connection with the Company's principal trading activities.

The various commodity markets are highly regulated and impose strict margin and other financial requirements on the Company and its clients. Transactions in futures contracts are conducted through regulated exchanges which clear and guarantee performance of counterparties, however, in the event that members of clearinghouses default on material obligations to such clearinghouses, the Company may have financial exposure. The Company is also subject to credit risk on derivatives not traded on formal exchanges. The Company's risk of credit loss is mitigated by adherence to formal credit control procedures which include approved customer and counterparty credit limits, periodic monitoring of customer and counterparty credit worthiness, and continuous assessment of market exposure. As a principal trader, the Company is exposed to market risk in the event of unfavorable changes in interest rates, foreign currency exchange rates or the market values of the securities underlying the instruments. The Company monitors its exposure to market risk through a variety of control procedures including a review of trading positions and hedging strategies, and establishing limits by the Risk Management Committee.

INVESTMENT BANKING

The Company is a leading manager of public offerings of corporate securities. In addition, the Company participates as an underwriter in syndicates of public offerings managed by others. Management of an underwriting account is generally more profitable than participation as a syndicate member since the managing underwriters receive a management fee and have more control over the allocation of securities available for distribution. The Company is invited to participate in many syndicates of negotiated public offerings managed by others.

The Corporate Finance Group manages and underwrites public offerings of debt and equity securities, arranges private placements and provides financial advice in connection with mergers and acquisitions, divestitures and other corporate reorganizations and restructurings.

Significant risks are involved in the underwriting of securities. Underwriting syndicates agree to purchase securities at a discount from the public offering price. If the securities are ultimately sold below the cost to the syndicate, an underwriter will experience losses on the securities which it has purchased. In addition, losses may be incurred on stabilization activities taken during such underwritings.

The Company is an industry leader in the management of tax-exempt bond offerings. Through its Municipal Securities Group, the Company provides financial advice to, and raises capital for, issuers of municipal securities to finance the construction and maintenance of a broad range of public-related facilities, including healthcare, housing, education, public power, water and sewer, airports, highways and other public finance infrastructure needs. The group also provides a secondary market for these securities and develops and markets various derivative products.

The Company, through certain subsidiaries, may participate as an equity investor or provide bridge financing in connection with specific transactions. The Company has substantially decreased these activities in response to a changed environment for this type of financing.

ASSET MANAGEMENT

Asset management activities are conducted principally by Mitchell Hutchins Asset Management Inc. ("MHAM") and Mitchell Hutchins Institutional Investors Inc., ("MHII"). MHAM and MHII provide investment advisory and portfolio management services to individuals and pension, endowment and mutual funds. Mutual funds, for which MHAM serves as an investment advisor, include both taxable and tax-exempt funds and front-load, reverse-load, and level-load funds. At December 31, 1993, total assets under management were $38.9 billion including approximately $25.6 billion of proprietary mutual funds sponsored by PWI.

MARGIN LENDING

Client securities transactions are executed on either a cash or margin basis. In a margin transaction, the Company extends credit to a client for the purchase of securities, using the securities purchased and/or other securities in the client's account as collateral for amounts loaned. The Company receives income from interest charged on such extensions of credit. Amounts loaned are limited by margin requirements which are subject to the Company's credit review and daily monitoring procedures and are generally more restrictive than the margin regulations of the Federal Reserve Board and other regulatory authorities. The Company may lend to other brokers or use as collateral a portion of the margin securities to the extent permitted by applicable margin regulations.

The financing of margin purchases can be an important source of revenue to the Company since the interest rate paid by the client on funds loaned by the Company exceeds the Company's cost of short-term funds. The amount of the Company's gross interest revenues is affected not only by prevailing interest rates, but also by the volume of business conducted on a margin basis. To finance margin loans to clients, the Company utilizes both interest-bearing and non-interest-bearing funds generated from a variety of sources in the course of its operations, including bank loans, free credit balances in client accounts, sale of securities under agreements to repurchase, the lending of securities and sales of securities not yet purchased. No interest is paid on a substantial portion of clients' free credit balances.

By permitting a client to purchase on margin, the Company takes the risk that market declines could reduce the value of the collateral below the principal amount loaned, plus accrued interest, before the collateral could be sold.

RESEARCH

Research provides investment advice to institutional and individual clients. More than 750 companies in 78 industry sectors and sub-sectors are covered by the division's analysts. In addition to fundamental company and industry research, the Company offers research products and services in the following areas: asset allocation, economics, fixed income and high yield issues, convertible and closed-end bond funds, country funds and derivatives.

OTHER ACTIVITIES

Portions of the Company's core business activities are conducted through PaineWebber International Inc. and its subsidiaries, which also function as an introducing broker-dealer to PWI for U.S. market products and are members of various international exchanges.

PaineWebber Specialists Inc. ("PWSI") maintains trading posts on the Pacific, Boston and Cincinnati stock exchanges and an affiliation on the Chicago stock exchange. Specialists are responsible for executing transactions and maintaining an orderly market in certain securities. In this function, the specialist firm acts as an agent in executing orders entrusted to it and/or acts as a dealer. PWSI acts as a specialist for approximately 430 equity issues.

Correspondent Services Corporation, a registered broker-dealer and a wholly owned subsidiary of PWI, provides execution and clearing services of securities for approximately 100 broker-dealers on a fully disclosed and omnibus basis.

Incorporated herein by reference is the information set forth under the caption "Revenues" in the "Five Year Financial Summary" on page 54 in the 1993 Annual Report to Stockholders, which summarizes the major sources of consolidated revenues.

REGULATION

The securities and commodities industry is one of the nation's most extensively regulated industries. The Securities and Exchange Commission ("SEC") is responsible for carrying out the federal securities laws and serves as a supervisory body over all national securities exchanges and associations. The regulation of broker-dealers has to a large extent been delegated, by the federal securities laws, to self-regulatory organizations ("SROs"). These SROs include all the national securities and commodities exchanges, the NASD and the Municipal Securities Rulemaking Board. Subject to approval by the SEC and Commodity Futures Trading Commission ("CFTC"), these SROs adopt rules that govern the industry and conduct periodic examinations of the operations of certain subsidiaries of the Company. The New York Stock Exchange ("NYSE") has been designated by the SEC as the primary regulator of certain of the Company's subsidiaries including PWI and other broker-dealer subsidiaries. In addition, certain of these subsidiaries are subject to regulation of the laws of the 50 states, the District of Columbia, Puerto Rico and certain foreign countries in which they are registered to conduct securities, banking, insurance or commodities business.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping, and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm, its officers or employees.

As a registered broker-dealer and member firm of the NYSE, PWI is subject to the Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which also has been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the financial soundness and liquidity of broker-dealers.

The Net Capital Rule, as defined, prohibits registered broker-dealers from making substantial distributions of capital by means of dividends or similar payments, or unsecured advances and loans to certain related persons, including stockholders, without giving at least two business days prior or post notification to the SEC. Pre-notification requirement applies to any proposed withdrawal of capital if the aggregate of such withdrawals, on a net basis, within any 30 calendar day period would exceed 30% of the broker-dealer's excess net capital, as defined. Post notification requirement applies if the aggregate of such withdrawals, on a net basis, would exceed 20% of the broker-dealer's excess net capital, as defined. The rule permits the SEC, by order to restrict, for up to 20 business days, withdrawing of equity capital or making unsecured advances or loans to related persons under certain limited circumstances. Finally, broker-dealers are prohibited from making any withdrawal of capital that would cause the broker-dealer's net capital to be less than 25% of the deductions from net worth required by the Net Capital Rule as to readily marketable securities ("haircuts").

Under the Market Reform Act of 1990, the SEC adopted regulations requiring registered broker-dealers to maintain, preserve and report certain information concerning the organizational structure, risk management policies and financial condition of any affiliate of the Company whose activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer. Securities broker-dealers are also required to file with the SEC, specified information on a quarterly and annual basis.

COMPETITION

All aspects of the business of the Company are highly competitive. The Company competes directly with numerous other brokers and dealers, investment banking firms, insurance companies, investment companies, banks, commercial banks and other financial institutions.

In recent years, competitive pressures from discount brokerage firms and commercial banks, increased investor sophistication and an increase in the variety of investment products have resulted, primarily through mergers and acquisitions, in the emergence of a few well capitalized national firms. The Company believes that the principal factors affecting competition in the securities industry are available capital, and the quality and prices of services and products offered.

ITEM 2.  PROPERTIES

The principal executive offices of the Company are located at 1285 Avenue of the Americas, New York, New York under a lease expiring March 31, 2000. The Company is currently leasing approximately 507,000 square feet at 1285 Avenue of the Americas comprising the offices of its investment banking, asset management, institutional sales and trading, and corporate headquarters staff, as well as two branch offices for retail investment executives.

The Company leases approximately 900,000 square feet of space at Lincoln Harbor in Weehawken, New Jersey under leases expiring December 31, 2013. The Lincoln Harbor facility houses retail sales and marketing headquarters, systems, operations, administrative services, and finance and training divisions.

At December 31, 1993, the Company maintained 281 offices worldwide under leases expiring between 1994 and 2014. In addition, the Company leases various furniture and equipment.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions, in which compensatory damages of $120 million or more appear to be sought, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $120 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $120 million. The Company had denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, including those described below, and intends to defend actively each such case.

NORTHVIEW CORPORATION LITIGATION

In March 1992, PaineWebber Incorporated ("PaineWebber") as well as other individuals and entities including, inter alia, the former officers and directors of Northview Corporation ("Northview"), Calmark Holding Corporation and Calmark Financial Corporation and its respective officers and directors, were named as defendants in a purported class action filed by Northview in the Superior Court of the State of California for the County of Los Angeles.

The Complaint sought to set aside as fraudulent and illegal, certain transfers of funds and distributions of cash, and to recover damages allegedly caused by the defendants for breach of contract, impairment of capital, unjust enrichment, breach of fiduciary duty, gross negligence and looting of corporate assets.

As to PaineWebber, Plaintiff alleged that in November 1987, Northview retained PaineWebber to render a fairness opinion respecting the fair market value of the common stock of Calmark Financial Corporation which Northview was to receive in exchange for issuing its own stock to Calmark Holding Corporation, the parent corporation of Calmark Financial Corporation. The Complaint asserted that PaineWebber issued a fairness opinion which allegedly overstated the value of Calmark Financial Corporation's assets, which enabled the transaction at issue in the form of a self tender and merger to go forward. Plaintiff contends that, as a result of PaineWebber's allegedly overstating the value of the assets of Calmark Financial Corporation, Northview's assets were improperly transferred to Calmark, whose principals depleted the assets subsequent to the merger. On March 16, 1990, Northview filed for protection under Chapter XI of the Bankruptcy Law.

The Complaint sought damages in an amount to be proven at trial, the imposition of a constructive trust of at least $100 million, punitive damages, interest, costs and attorneys fees from all the defendants.

The Complaint was amended three times before January 12, 1994. On February 8, 1994, Plaintiff filed a motion for leave to file a Fourth Amended Complaint, which motion was granted on March 15, 1994. The Fourth Amended Complaint adds a new cause of action for negligent misrepresentation against PaineWebber and claims for professional negligence and breach of fiduciary duty against the law firm of Troy & Gould and certain of its principals who acted as outside counsel to both Northview and Calmark in connection with their merger. Defendants have until April 15, 1994 to respond to the Fourth Amended Complaint. In the meantime, discovery is on- going.

GENERAL DEVELOPMENT CORPORATION SECURITIES LITIGATION

On or about June 10, 1991, PaineWebber Incorporated ("PaineWebber") was served with a "First Amended Complaint" in an action captioned Rolo v. City Investing Liquidating Trust, et al., Civ. Action 90-4420 (D.N.J., filed on or about May 13, 1991) (the "Rolo action") naming it and other entities and individuals as defendants. The First Amended Complaint alleges violations of: (1) one or more provisions of the Racketeer Influenced and Corrupt Organizations Act ("RICO");
(2) one or more provisions of the Securities Exchange Act of 1934; (3) one or more provisions of the Interstate Land Sales Full Disclosure Act; and (4) the common law, on behalf of all persons (excluding defendants) who purchased lots and/or houses from General Development Corporation ("GDC") or one of its affiliates and who are members of an association known as the North Port Out-of-State Lot Owners Association.

The allegations in the First Amended Complaint which relate to PaineWebber are premised on claims that PaineWebber is responsible for misrepresentations and/or omissions of material facts in the prospectuses and other public documents filed in connection with, and after, the following: (1) the April 8, 1988 offering by GDC of the Bonds; and (2) a 1989 offering of Adjustable Rate General Development Residential Mortgage Pass-Through Certificates, Series 1989-A, for which PaineWebber served as underwriter. Plaintiffs contend that due to such alleged misrepresentations and/or omissions of material facts, PaineWebber knowingly enabled GDC to acquire additional financial resources for perpetuation of (and/or aided and abetted) an alleged scheme to defraud purchasers of GDC lots and/or houses. The First Amended Complaint requests certain declaratory relief, equitable relief, compensatory damages of not less than $500 million, punitive damages of not less than three times compensatory damages, treble damages with respect to the RICO count, pre-judgment and post-judgment interest on all sums awarded, and attorney's fees, costs, disbursement and expert witness fees.

Served with the Rolo First Amended Complaint was a letter from Plaintiffs' counsel to all parties in the action stating that the Rolo court stayed the action on April 26, 1991. The letter further stated that "the time within which defendants must answer or otherwise respond is stayed pursuant to the Court's Order."

The stay remained in effect until January 28, 1993, when Plaintiffs in Rolo filed a motion to dissolve the stay. On March 9, 1993, the Court granted Plaintiffs' motion and dissolved the stay of proceedings in the Rolo action.

On or about March 31, 1993, PaineWebber filed a motion to dismiss Plaintiffs' First Amended Complaint for insufficient service of process. On May 11, 1993, the Court denied said motion. On May 28, 1993, PaineWebber, together with a majority of other defendants filed motions to dismiss Plaintiffs' First Amended Complaint on, inter alia, jurisdictional and statute of limitation grounds as well as challenging the adequacy of the pleadings. On December 27, 1993, the Court entered an order dismissing Plaintiffs' First Amended Complaint against PaineWebber and the majority of the other defendants. On January 10, 1994, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit.

ICN PHARMACEUTICALS LITIGATION

Class actions were commenced against PaineWebber Incorporated ("PaineWebber") in 1986 in the United States District Court for the Southern District of New York, and in 1987 in the United States District Court for the Central District of California, alleging Rule 10b-5 and common law fraud claims based on purported misstatements in a market advisory concerning ICN Pharmaceuticals, Inc. and its antiviral drug, ribavirin. Virtually all those complaints also alleged various federal securities and common law claims against ICN, its subsidiaries and several of its officers and directors. The California actions were transferred to New York in 1987, and all the related actions were there consolidated under an amended consolidated complaint.

In June 1991, the Court dismissed the complaint with leave to replead. After motion practice directed to the repleaded complaint and the conduct of pretrial discovery, PaineWebber and plaintiffs reached an agreement to settle the consolidated action for $6.5 million, conditioned on (a) the execution of stipulation of settlement, (b) certification of the class by the Court, and (c) entry of a final judgment (no longer subject to appeal), issued after notice to the class and the conduct of a fairness hearing (i) approving the settlement,
(ii) dismissing the complaint with prejudice, and (iii) barring co-defendants from maintaining any claim against PaineWebber for contribution or indemnification.

ARIZONA STATE CARPENTERS PENSION TRUST FUND, ET AL. V. MITCHELL HUTCHINS INSTITUTIONAL INVESTORS, ET AL.

In April 1989, Mitchell Hutchins Institutional Investors Inc. ("MHII") was named as a defendant in a suit filed in the U.S. District Court, District of Arizona, Phoenix (No. CIV 89-0693) by four employee benefit plans. MHII has been a subsidiary of Mitchell Hutchins Asset Management Inc. ("MHAM") since February 1988, when it was acquired from Manufacturers Hanover Trust Company ("Manufacturers"). The current complaint alleges violation of the Employee Retirement Income Security Act ("ERISA") and other federal and state laws as to MHII and other defendants and seeks unspecified monetary damages and other relief. The allegations of the complaint which pertain to MHII involve certain real estate related investments made through a Phoenix branch office almost entirely while the firm was owned by Manufacturers. The Plaintiffs were investment advisory clients until December 31, 1988. Subsequent amendments added, among others, Manufacturers, MHAM, PaineWebber Incorporated and Paine Webber Group Inc. as defendants. The parties are engaged in discovery. Under the current scheduling order entered by the Court, discovery will continue into 1994 and a trial date has been set for the middle of 1995.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Incorporated herein by reference is the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 5, 1994 ("Proxy Statement") to be filed with the Commission not later than 120 days after the end of the fiscal year.

Set forth below, in addition to information contained in the Proxy Statement, is certain information concerning the executive officers of PWG who do not also serve as directors of PWG:

Regina A. Dolan, 39, is Vice President and Chief Financial Officer of PWG, a position she has held since February 3, 1994. Prior thereto, she was the principal financial and accounting officer of PWG from October 1992 to February 3, 1994. Ms. Dolan is also Senior Vice President and has been Chief Financial Officer of PWI since February 3, 1994. From October 1992 to February 3, 1994, she was Director of Finance and Controls of PWI. Prior to joining the Company, Ms. Dolan was with Ernst & Young from September 1975 to September 1992, where she rose to the position of Partner and served as Director of the firm's Securities Industry Practice.

Lee Fensterstock, 45, is an Executive Vice President and Director of Institutional Sales and Trading of PWI. Mr. Fensterstock was Senior Vice President, Finance and Controls of PWI from 1988 to January 1991. Before joining PWI he was with Citibank for fifteen years where he held various positions in planning, financial control and business management.

Theodore A. Levine, 49, is General Counsel, Vice President and Secretary of PWG, and is an Executive Vice President of PWI, positions he has held since June 15, 1993. Prior to joining the Company, Mr. Levine was a partner at the Washington D.C. - based law firm of Wilmer, Cutler and Pickering from February 1984 to June 1993. He was with the Securities and Exchange Commission from 1969 to 1984 where he rose to the position of Associate Director in the Division of Enforcement.

Pierce R. Smith, 50, has been Treasurer of PWG since February 16, 1988, Executive Vice President and Treasurer of PWI since February 2, 1988 and was appointed Controller of PWI as of February 15, 1993. He was Senior Vice President and Treasurer of Norwest Corporation from August 1982 to December 1987.

Executive Officers are elected annually to serve until their successors are elected and qualify or until they sooner die, retire, resign or are removed.

                                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The information set forth under the captions "Market for Common Stock" and "Common Stock Dividend History" in the 1993 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The information set forth under the caption "Financial Highlights" in the 1993 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" in the 1993 Annual Report to Stockholders is incorporated herein by reference beginning on page 30 under the caption "Results of Operations".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, schedules and supplementary financial information required by this item and included in this report or incorporated herein by reference are listed in the index appearing on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE
None.


                                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the age and principal occupation of each director is set forth under the caption "Information Concerning the Nominees and Directors" in the Proxy Statement and is incorporated herein by reference. Information concerning executive officers of the Registrant, who do not serve as directors, is given at the end of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning compensation of directors and executive officers of the Registrant is set forth under the captions "Compensation of Directors," "Executive Compensation," "Other Benefit Plans and Agreements" and "Certain Transactions and Arrangements" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of executive officers, directors and certain beneficial owners is set forth under the caption "Security Ownership" in the Proxy Statement and is incorporated herein by reference.

Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant as set forth on the cover of this report, it has been assumed that directors and executive officers of the Registrant are affiliates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information related to certain transactions with directors of the Registrant is set forth under the captions "Certain Agreements with Directors" and "Certain Transactions and Arrangements" in the Proxy Statement and is incorporated herein by reference.

                                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         (1) & (2) The financial statements and schedules included in this report are incorporated herein by reference and are listed in the accompanying index to financial statements and financial statement schedules appearing on page F-1.

         (3) The exhibits included in this report or incorporated herein by reference are listed in the accompanying index to exhibits appearing on page F-9. The management contracts or compensatory plans and arrangements listed in the index to exhibits that are applicable to the executive officers named in the "Summary Compensation Table", appearing in Registrant's 1994 Proxy Statement, are set forth on pages F-18 and F-19.

(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated January 14, 1994 with the SEC relating to the issuance by the Company of 2,200,000 AMEX Hong Kong 30 Index Call Warrants expiring January 17, 1996 and 4,100,000 AMEX Hong Kong 30 Index Put Warrants expiring January 17, 1996. The item reported on such Current Report was "Item 5 - Other Events".

         The Company filed a Current Report on Form 8-K dated February 10, 1994 with the SEC relating to the Certificate of the Powers, Designations, Preferences and Rights relating to the Company's 6% Convertible Preferred Stock. The item reported on such Current Report was "Item 7
         - Exhibits".

                                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1994.

PAINE WEBBER GROUP INC.
         (Registrant)

BY:      Donald B. Marron /s/
         ____________________________________
         Donald B. Marron
         Chairman of the Board and
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1994.

         Donald B. Marron /s/
         ____________________________________
         Donald B. Marron
         Chairman of the Board,
         Chief Executive Officer
         and Director (principal executive
         officer)

         Regina A. Dolan /s/
         ____________________________________
         Regina A. Dolan
         Vice President,
         Chief Financial Officer

         T. Stanton Armour /s/
         ____________________________________
         T. Stanton Armour
         Director

         E. Garrett Bewkes, Jr. /s/
         ____________________________________
         E. Garrett Bewkes, Jr.
         Director

         John A. Bult /s/
         ____________________________________
         John A. Bult
         Director

                                                  SIGNATURES



         ______________________________
         Yozo Fujisawa
         Director

         Joseph J. Grano, Jr. /s/
         ______________________________
         Joseph J. Grano, Jr.
         Director

         Paul B. Guenther /s/
         ____________________________________
         Paul B. Guenther
         Director

         John E. Kilgore, Jr. /s/
         ____________________________________
         John E. Kilgore, Jr.
         Director

         Robert M. Loeffler /s/
         ____________________________________
         Robert M. Loeffler
         Director

         Edward Randall, III /s/
         ____________________________________
         Edward Randall, III
         Director

         Henry Rosovsky /s/
         ____________________________________
         Henry Rosovsky
         Director


         _______________________________
         Kyosaku Sorimachi
         Director

                                        PAINE WEBBER GROUP INC.
                                  ITEMS 8, 14(A)(1) AND (2) AND 14(D)
                 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Incorporated herein by reference are the following financial statements included in the 1993 Annual Report to Stockholders. With the exception of the following financial statements and the information incorporated by reference on items 1, 5, 6 and 7, the 1993 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                                                                  1993 Annual
                                                                                      Report
              Description                                                              (Page)
              -----------                                                        --------------
   Report of independent auditors                                                        53

   Consolidated statements of financial
    condition at December 31, 1993 and 1992                                              37

   For the years ended December 31, 1993,
    1992 and 1991:

      Consolidated statements of income                                                  36
      Consolidated statements of changes in
       stockholders' equity                                                           38-39
      Consolidated statements of cash flows                                              40

   Notes to consolidated financial statements                                          41-52

   Quarterly financial information (unaudited)                                           56

Schedules
- ---------
                                                                                  Form 10-K
              Description                                                              (Page)
              -----------                                                         -----------------

   III - Condensed Financial Information                                            F-2 - F-5

   VIII - Valuation and Qualifying Accounts                                              F-6

   IX - Short-Term Borrowings                                                            F-7

   X - Supplementary Income Statement Information                                        F-8

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the respective financial statements or notes thereto.

                                                                    SCHEDULE III
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PAINE WEBBER GROUP INC.
                             (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                           (IN THOUSANDS OF DOLLARS)



                                                             YEARS ENDED DECEMBER 31,
                                                      --------------------------------------
                                                        1993            1992          1991
                                                      --------       ---------      --------
     REVENUES
     Interest                                         $104,600        $ 63,378      $102,342
     Other                                               1,231           -             2,661
                                                      --------        --------      --------
           Total revenues                              105,831          63,378       105,003

     Interest Expense                                  138,627          87,933        82,909
                                                      --------        --------      --------
           Net revenues                                (32,796)        (24,555)       22,094
                                                      --------        --------      ---------

     NON-INTEREST EXPENSES                              17,004          14,848        30,143
                                                      --------        --------      --------

     Loss before income taxes and
       equity in income of affiliates                  (49,800)        (39,403)       (8,049)

     Benefit for income taxes                           20,143          15,333         6,040
                                                      --------        --------      --------

     Loss before equity in net income
       of affiliates                                   (29,657)        (24,070)       (2,009)

     Equity in income of affiliates                    275,840         237,245       152,725
                                                      --------        --------      --------

     NET INCOME                                       $246,183        $213,175      $150,716
                                                      ========        ========      ========





     See Notes to Condensed Financial Information of Registrant.

                                                                    SCHEDULE III
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PAINE WEBBER GROUP INC.
                             (PARENT COMPANY ONLY)
                  CONDENSED STATEMENTS OF FINANCIAL CONDITION
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              December 31,        December 31,
                                                                  1993                1992
                                                              ----------          ----------
   ASSETS
   Cash and cash equivalents                                  $       55          $    8,993
   Securities inventory, at market value                          60,024             134,122
   Loans to and receivables from affiliates                    3,334,572           1,554,517
   Investment in affiliates                                    1,355,283           1,200,971
   Other assets                                                  132,459             165,034
                                                              ----------          ----------
                                                              $4,882,393          $3,063,637
                                                              ==========          ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-term borrowings                                      $1,707,645          $  712,843
   Securities sold but not yet purchased,
     at market value                                              59,924             134,022
   Payable to affiliates                                             514                 314
   Other liabilities and accrued expenses                         53,522              38,164
                                                              ----------          ----------
                                                               1,821,605             885,343
   Long-term borrowings                                        1,865,741           1,097,627
                                                              ----------          ----------
                                                               3,687,346           1,982,970
                                                              ----------          ----------


   Commitments and Contingencies

   Stockholders' Equity
     Preferred stock                                               -                 188,760
     Common stock, $1 par value, 100,000,000
        shares authorized; issued 83,603,262 shares
        in 1993; 78,518,729 shares in 1992 *                      83,603              78,519
     Additional paid-in capital  *                               568,487             470,315
     Retained earnings                                           721,115             529,049
                                                              ----------          ----------
                                                               1,373,205           1,266,643
     Common stock held in treasury, at cost:
        6,568,433 shares in 1993; 12,476,834
        shares in 1992  *                                       (112,390)           (149,462)
     Unamortized cost of restricted stock                        (60,980)            (30,709)
     Foreign currency translation adjustment                      (4,788)             (5,805)
                                                              ----------
                                                              $1,195,047           1,080,667
                                                              ----------          ----------
                                                              $4,882,393          $3,063,637
                                                              ==========          ==========

* Retroactively adjusted to reflect a three-for-two common stock split in the form of a 50% stock dividend effective March 10, 1994 to stockholders of record on February 17, 1994.

See Notes to Condensed Financial Information of Registrant.

                                                                   SCHEDULE III
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PAINE WEBBER GROUP INC.
                             (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                   1993                  1992                1991
                                               -----------            ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $   246,183            $ 213,175           $ 150,716
Adjustments to reconcile net income to cash
 used for operating activities:
   Noncash items included in net income:
   Equity in income of affiliates                 (275,840)            (237,245)           (152,725)
   Depreciation and amortization                       362                  821               2,097
   Deferred income taxes                           (20,255)             (16,588)            (21,872)
   Other                                             2,812                2,785               8,561
(Increase) decrease in assets:
   Securities inventory                             74,098              (37,071)            (33,426)
   Loans to and receivables from affiliates     (1,740,163)            (124,056)            (85,164)
   Investment in affiliates                        (12,875)            (104,486)             83,143
   Other assets                                     50,595              (41,617)            (28,311)
Increase (decrease) in liabilities:
   Payable to affiliates                               200                  314            (142,182)
   Securities sold but not yet purchased           (74,098)              36,971              33,426
   Other liabilities and accrued expenses           14,638                7,165              (5,404)
Proceeds from:
   Dividends received from subsidiaries            169,339               65,000              95,101
                                               -----------            ---------           ---------
Cash used for operating activities              (1,565,004)            (234,832)            (96,040)
                                               -----------            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) short-term
   borrowings                                      994,802              130,347             (46,184)

Proceeds from:
   Issuance of long-term borrowings              1,035,507              384,149             351,750
   Employee stock transactions                      21,121               16,556              20,239
Payments for:
   Settlement of long-term borrowings             (243,012)             (49,600)           (192,450)
   Repurchases of common stock                    (116,627)             (32,016)              -
   Preferred stock transactions                   (104,425)            (167,220)              -
   Repurchase of warrant                              -                  (1,687)              -
   Dividends                                       (30,973)             (36,876)            (37,573)
                                               -----------            ---------           ---------
Cash provided by financing activities            1,556,393              243,653              95,782
                                               -----------            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net payments for office equipment and
     leasehold improvements                           (327)                (171)                (43)
                                               -----------            ---------           ---------
   Cash used for investing activities                 (327)                (171)                (43)
                                               -----------            ---------           ---------
   Increase (decrease) in cash and cash
      equivalents                                   (8,938)               8,650                (301)
   Cash and cash equivalents, beginning
      of year                                        8,993                  343                 644
                                               -----------            ---------           ---------
   Cash and cash equivalents, end of year      $        55            $   8,993           $     343
                                               ===========            =========           =========

See Notes to Condensed Financial Information of Registrant.

                                                                    SCHEDULE III
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PAINE WEBBER GROUP INC.
                             (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (IN THOUSANDS OF DOLLARS)




     GENERAL

     The condensed financial information of Paine Webber Group Inc. (Parent Company Only) should be read in conjunction with the consolidated financial statements of Paine Webber Group Inc. and the notes thereto incorporated by reference in this report.

     STATEMENT OF CASH FLOWS

     Interest payments for the years ended December 31, 1993, 1992 and 1991 approximated $122,073, $84,323 and $86,421, respectively. Income tax payments (consolidated) totalled $128,089, $96,941 and $26,983 for the years ended December 31, 1993, 1992 and 1991, respectively.

     COMMITMENTS AND CONTINGENCIES

     The Company has guaranteed certain of its subsidiaries' unsecured lines of credit and contractual obligations.

                                                                   SCHEDULE VIII



                            PAINE WEBBER GROUP INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)





                                                  Balance at                                             Balance at
                                                 beginning of                                             end of
                                                    period        Additions (1)    Deductions (2)         period
                                                 ----------        ---------        ----------           ---------
   Reserves deducted from related assets:

       Year ended December 31, 1993                $  48,599          $ 15,860        $ (13,483)          $  50,976
       Year ended December 31, 1992                   88,339            21,572          (61,312)             48,599
       Year ended December 31, 1991                  173,852            27,201         (112,714)             88,339



   (1)  Amounts charged to expense.
   (2)  Represents amounts written off against assets and recoveries.

                                                                     SCHEDULE IX


                            PAINE WEBBER GROUP INC.
                             SHORT-TERM BORROWINGS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                           (IN THOUSANDS OF DOLLARS)


                                                    Weighted     Maximum Month-End     Average Amount
    Category of                  Amount              Average           Amount            Outstanding     Weighted Average
  Aggregate Short-            Outstanding at      Interest Rate      Outstanding         During the        Interest Rate
Term Borrowings (1)           End of Period      End of Period   During the Period       Period (2)     During the Period (3)
- -------------------           -------------      -------------   -----------------     -------------    ---------------------
Bank Loans
- ----------

Year ended December 31, 1993      $1,670,730          3.6%           $ 2,046,016         $1,097,643            3.8%
Year ended December 31, 1992         832,944          3.3              1,581,319          1,009,573            3.8
Year ended December 31, 1991         748,353          5.9              1,216,823            800,750            6.2

Commercial Paper
- ----------------

Year ended December 31, 1993       1,083,483          3.6              1,083,483            527,505            3.4
Year ended December 31, 1992         351,263          4.0                498,057            401,756            4.1
Year ended December 31, 1991         351,945          5.4                412,425            340,838            6.5

Medium-Term Notes (4)
- ---------------------

Year ended December 31, 1993          25,000          3.7                161,000            118,231            3.8
Year ended December 31, 1992         136,000          4.1                136,000             71,571            4.1

Repurchase Agreements
- ---------------------

Year ended December 31, 1993      16,903,736          3.1             23,711,416         19,090,185            4.2
Year ended December 31, 1992      12,807,410          3.4             19,650,531         15,295,043            4.2
Year ended December 31, 1991      11,617,985          4.6             15,574,625         11,768,407            6.3



(1) The general terms of each category of aggregate short-term borrowings are contained in the Notes to Consolidated Financial Statements appearing in the 1993 Annual Report to Stockholders on pages 41 and 43 under the captions "Summary of Significant Accounting Policies" and "Short-Term Borrowings", respectively.

(2) Computation is based upon the total aggregate month-end borrowings divided by the number of months in the period during which the borrowings were outstanding.

(3) Computation is based upon the total aggregate interest cost for the year divided by the average borrowings outstanding during the year.

(4) There were no Medium-Term Notes with maturities of nine months to one year outstanding during 1991.

                                                                      SCHEDULE X

                            PAINE WEBBER GROUP INC.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                           (IN THOUSANDS OF DOLLARS)


ITEM                                              CHARGED TO COSTS AND EXPENSES
- ----                                              -----------------------------

Advertising Costs:

           Year ended December 31, 1993                       $40,419
           Year ended December 31, 1992                       $31,233
           Year ended December 31, 1991                       $28,274

                            PAINE WEBBER GROUP INC.
                               INDEX TO EXHIBITS

                                  Item 14(c)
A. The following Exhibits are filed herewith:

     1        -    Distribution Agreement dated November 30, 1993 between
                   Registrant, PWI and The First Boston Corporation.

   4.1        -    Copy of form of certificate of common stock to reflect a new signatory.

   4.2        -    Third Supplemental Indenture dated as of November 30, 1993 between Registrant and Chemical Bank Delaware, as Trustee, relating to the Subordinated Debt Securities.

   10.1       -    Limited Partnership Agreement of PW Partners 1992 Dedicated
                   L.P. dated as of September 2, 1992.

   10.2       -    Employment Agreement dated as of May 4, 1993 between
                   Registrant, PWI and Theodore A. Levine.

   10.3       -    Restated and Amended Agreement of Lease, dated as of January
                   1, 1989, between The Equitable Life Assurance Society of the
                   United States and Registrant relating to property located at 1285 Avenue of the Americas, New York, New York.

   11         -    Computation of Earnings per Common Share.

   12.1       -    Computation of Ratio of Earnings to Combined Fixed Charges
                   and Preferred Stock Dividends.

   12.2       -    Computation of Ratio of Earnings to Fixed Charges.

   13         -    1993 Annual Report to Stockholders of Registrant.

   21         -    Subsidiaries of the Registrant.

   23         -    Consent of Independent Auditors.

B. Pursuant to the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, the following Exhibits previously filed with the Securities and Exchange Commission are incorporated by reference as Exhibits to this annual report:

   3.1        -    Restated Certificate of Incorporation of Registrant, as
                   filed with the Office of the Secretary of State of the State of Delaware on May 4, 1987 (incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31,
                   1987).

   3.2        -    Certificate of Amendment to the Restated Certificate of
                   Incorporation of Registrant as filed with the Office of the Secretary of State of the State of Delaware on June 3, 1988
                   (incorporated by reference to Exhibit 3.2 of Registrant's
                   Form 10-Q for the quarter ended June 30, 1988).

   3.3        -    Certificate of Powers, Designations, Preferences and Rights
                   relating to Registrant's 7.5% Convertible Preferred Stock as filed with the Office of the Secretary of State of Delaware on January 16, 1992 (incorporated by reference to Exhibit
                   3.1 of Registrant's Form 10-K for the year ended December
                   31, 1991).

   3.4        -    Certificate of Powers, Designations, Preferences and Rights
                   relating to Registrant's 7.5% Convertible Preferred Stock,
                   Series B, as filed with the Office of the Secretary of State of Delaware on January 16, 1992 (incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended
                   December 31, 1991).

   3.5        -    Certificate of Designation, Preference and Rights relating to Registrant's Cumulative Participating Convertible Voting
                   Preferred Stock, Series A as filed with the Office of the Secretary of State of the State of Delaware on November 5,
                   1992 (incorporated by reference to Exhibit 3 of Registrant's
                   Form 10-Q for the quarter ended September 30, 1992).

   3.6        -    By-laws of the Registrant as amended March 1, 1988
                   (incorporated by reference to Exhibit 3.1 of Registrant's
                   Form 10-K for the year ended December 31, 1987).

   3.7        -    Certificate of Stock Designation (elimination) relating to
                   Registrant's 7% Cumulative Convertible Exchangeable Voting
                   Preferred Stock, Series A as filed with the office of the Secretary of State of the State of Delaware on November 5,
                   1992 (incorporated by reference to Exhibit 3.1 of Registrant's Form 10-K for the year ended December 31,
                   1992).

   3.8        -    Certificate of Powers, Designations, Preferences and Rights
                   relating to the Company's 6% Convertible Preferred Stock as filed with the Office of the Secretary of State of the State of Delaware on February 8, 1994 (incorporated by reference to Exhibit 7.1 of Registrant's Form 8-K dated February 10,
                   1994).

   4.3        -    Indenture dated as of March 15, 1988 between Registrant and
                   Chemical Bank (Delaware), as Trustee, relating to
                   Registrant's Medium-Term Subordinated Notes, Series B and
                   Series D (incorporated by reference to Exhibit 4.2b of
                   Registrant's Registration Statement No. 33-29253 on Form S-3 filed with the SEC on June 14, 1989).

   4.4        -    Supplemental Indenture dated as of September 22, 1989, to
                   the Indenture dated as of March 15, 1988, between Registrant and Chemical Bank Delaware, as Trustee, Relating to
                   Subordinated Debt Securities (incorporated by reference to
                   Exhibit 4.2d of Registrant's Form 8-K dated September 30,
                   1989).

   4.5        -    Supplemental Indenture dated as of March 22, 1991 between
                   Registrant and Chemical Bank Delaware, as Trustee, relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.2f of Registrant's Registration Statement No.
                   33-39818 on Form S-3 filed with the SEC on April 5, 1991).

   4.6        -    Form of Debt Securities (Medium-Term Subordinated Note,
                   Series B, Floating Rate) -- Additional alternate form providing for the payment of additional amounts in certain circumstances to United States aliens (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated
                   December 20, 1989).

   4.7        -    Indenture dated as of March 15, 1988 between Registrant and
                   Chemical Bank, as Trustee, relating to Registrant's
                   Medium-Term Senior Notes, Series A and Series C
                   (incorporated by reference to Exhibit 4.2a of Registrant's
                   Registration Statement No. 33-39818 on Form S-3 filed with the SEC on April 5, 1991).

   4.8        -    Supplemental Indenture dated as of September 22, 1989, to
                   the Indenture dated as of March 15, 1988 between Registrant and Chemical Bank, as Trustee, relating to Senior Debt
                   Securities (incorporated by reference to Exhibit 4.2c of Registrant's Form 8-K dated September 30, 1989).

   4.9        -    Supplemental Indenture dated as of March 22, 1991 between
                   Registrant and Chemical Bank, as Trustee, relating to Senior
                   Debt Securities (incorporated by reference to Exhibit 4.2c of Registrant's Registration Statement No. 33- 39818 on Form
                   S-3 filed with the SEC on April 5, 1991).

   4.10       -    Form of Debt Securities (9-1/4% Notes Due 2001)
                   (incorporated by reference to Exhibit 4.1 of Registrant's
                   Form 8-K dated December 17, 1991 filed with the SEC).

   4.11       -    Form of Debt Securities (9-5/8% Senior Note Due 1995)
                   (incorporated by reference to Exhibit 4.1 of Registrant's
                   Form 8-K dated April 25, 1991 filed with the SEC).

   4.12       -    Form of 8% Convertible Debenture Due 1998 issued in
                   connection with Registrant's Key Executive Equity Program
                   (incorporated by reference to Exhibit 4.1 of Registrant's
                   Form 10-K for the year ended December 31, 1988).

   4.13       -    Form of 8% Convertible Debentures Due 2000 issued in
                   connection with Registrant's Key Executive Equity Program
                   (incorporated by reference to Exhibit 4.1 of Registrant's
                   Form 10-K for the year ended December 31, 1991).

   4.14       -    Form of 6.5% Convertible Debenture Due 2002 issued in
                   connection with Registrant's Key Executive Equity Program
                   (incorporated by reference to Exhibit 4.1 of Registrant's
                   Form 10-K for the year ended December 31, 1992).

   4.15       -    Form of Debt Securities (7% Notes Due 2000) (incorporated by
                   Reference to Exhibit 4.2 of Registrant's Form 10-K for the year ended December 31, 1992).

   4.16       -    Form of Debt Securities (7-7/8% Notes Due 2003)
                   (incorporated by reference to Exhibit 4.1f of Registrant's
                   Form 8-K dated February 11, 1993).

   4.17       -    Form of Book-Entry Global Security relating to Stock Index
                   Return Securities on the S&P MidCap 400 Index due June 2,
                   2000 (incorporated by reference to Exhibit 4.1g of Registrant's Form 8-K dated May 25, 1993).

   4.18       -    Warrant Agreement dated as of January 27, 1993 between
                   Registrant, Citibank, N.A., as Warrant Agent and PaineWebber
                   Incorporated as Determination Agent relating to the Registrant's U.S. Dollar Increase Warrants on the Major
                   Market Currency Index (incorporated by Reference to Exhibit
                   4.3 of Registrant's Form 10-K for the year ended December
                   31, 1992).

   4.19       -    Warrant Agreement, dated as of November 2, 1993, among
                   Registrant, Citibank, N.A. as Warrant Agent and PaineWebber
                   Incorporated as Determination Agent, relating to the Registrant's 2,400,000 AMEX Hong Kong 30 Index Put Warrants
                   Expiring October 27, 1995 (incorporated by reference to
                   Exhibit 4.1 of Registrant's Form 8-K dated October 26,
                   1993).

   4.20       -    Warrant Agreement, dated as of November 2, 1993, among
                   Registrant, Citibank, N.A. as Warrant Agent and PaineWebber
                   Incorporated as Determination Agent, relating to Registrant's 2,600,000 AMEX Hong Kong 30 Index Call Warrants
                   Expiring October 27, 1995 (incorporated by reference to
                   Exhibit 4.2 of Registrant's Form 8-K dated October 26,
                   1993).

   4.21       -    Warrant Agreement, dated as of January 24, 1994, among
                   Registrant, Citibank, N.A. as Warrant Agent and PaineWebber
                   Incorporated as Determination Agent, relating to Registrant's 4,100,000 AMEX Hong Kong 30 Index Put Warrants
                   Expiring January 17, 1996 (incorporated by reference to
                   Exhibit 4.1 of Registrant's Form 8-K dated January 14,
                   1994).

   4.22       -    Warrant Agreement, dated as of January 24, 1994, among
                   Registrant, Citibank, N.A. as Warrant Agent and PaineWebber
                   Incorporated as Determination Agent, relating to Registrant's 2,200,000 AMEX Hong Kong 30 Index Call Warrants
                   Expiring January 17, 1996 (incorporated by reference to
                   Exhibit 4.2 of Registrant's Form 8-K dated January 14,
                   1994).

   4.23       -    Warrant Agreement dated as of March 16, 1994 among
                   Registrant, Citibank, N.A., as Warrant Agent and PaineWebber
                   Incorporated as Determination Agent relating to the Registrant's U.S. Dollar Increase Warrants on the Japanese
                   Yen Expiring March 6, 1996 (incorporated by reference to
                   Registrant's Amendment No.1 of Registration Statement
                   No.33-53776 filed on Form 8-A/A dated March 17, 1994).

   4.24       -    Form of Registrant's Medium-Term Senior Note, Series A,
                   Floating Rate Due March 15, 1994 (incorporated by reference to Exhibit 4.4 of Registrant's Form 10-K for the year ended
                   December 31, 1990).

   4.25       -    Form of Registrant's Medium-Term Subordinated Note, Series
                   B, Floating Rate Due December 20, 1994 (incorporated by reference to Exhibit 4.5 of Registrant's Form 10-K for the year ended December 31, 1990).

The credit agreements listed below have not been registered under the Securities Act of 1933 or the Securities Exchange Act of 1934, nor does the long-term indebtedness that they represent exceed, in the aggregate, 10% of the total assets of Registrant and its subsidiaries on a consolidated basis. Consequently, these instruments have not been filed as an exhibit with this report, but copies will be furnished to the Securities and Exchange Commission upon request.

    Credit Agreement dated as of June 3, 1993 among Registrant, the Lenders named therein and Citibank, N.A. as Administrative Agent, relating to the $275 million credit facility.

    Credit Agreement dated as of March 25, 1992 among Registrant, the managers named therein and the First National Bank of Chicago, Administrative Agent, relating to the $225 million credit facility.

   10.4       -    Amended and Restricted Investment Agreement dated as of
                   November 5, 1992 by and between Registrant and The Yasuda
                   Mutual Life Insurance Company ("Yasuda") relating to the repurchase by Registrant of 1,685,394 shares of Registrant's
                   7% Cumulative Convertible Exchangeable Voting Preferred
                   Stock, Series A ("7% Preferred Shares") and the replacement of the remaining 3,370,786 7% Preferred Shares for 7,758,632 shares of Registrant's Cumulative Participating Convertible
                   Voting Preferred Stock, Series A (incorporated by reference to Exhibit 10 of Registrant's Form 10-Q for the quarter ended September 30, 1992).

   10.5       -    Employment Agreement dated as of January 2, 1987 between
                   Registrant, PaineWebber Incorporated and Donald B.  Marron
                   (incorporated by reference to Exhibit 10.2 of Registrant's
                   Form 10-K for the three months ended December 31, 1986).

   10.6       -    Employment Agreement dated as of January 2, 1987 between
                   Registrant, PWI and Paul B. Guenther (incorporated by reference to Exhibit 10.10 of Registrant's Form 10-K for the three months ended December 31, 1986).

   10.7       -    Employment Agreement dated as of January 2, 1987 between
                   Registrant, PWI and John A. Bult (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the fiscal year ended December 31, 1988).

   10.8       -    Registrant's Supplemental Employee's Retirement Plan For
                   Certain Senior Officers dated August 4, 1988 (incorporated by reference to Exhibit 10.4 of Registrant's Form 10-K for the year ended December 31, 1988).

   10.9       -    Deferred Compensation Agreement dated as of August 29, 1988 between Registrant and Donald B. Marron relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K for the year ended December 31, 1988).

   10.10      -    Deferred Compensation Agreement dated as of August 29, 1988 between Registrant and Paul B. Guenther relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.8 of Registrant's Form 10-K for the year ended December 31, 1988).

   10.11      -    Deferred Compensation Agreement dated as of August 29, 1988 between Registrant and John A. Bult relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.9 of Registrant's Form 10-K for the year ended December 31, 1988).

   10.12      -    Agreement and Declaration of Trust for Supplemental
                   Employees Retirement Plan dated as of January 1, 1990 between Registrant and Chase Manhattan Bank, N.A. as Trustee
                   (incorporated by reference to Exhibit 10.3 of Registrant's
                   Form 10-K for the year ended December 31, 1990).

   10.13      -    Form of Consulting Agreement dated as of February 21, 1989 between PWI and E. Garrett Bewkes, Jr. (incorporated by reference to Exhibit 10.10 of Registrant's Form 10-K for the year ended December 31, 1988).

   10.14      -    Registrant's 1980 Employee Stock Option Plan (incorporated by reference to Registrant's Registration Statement No.
                   2-78627 on Form S-8 filed with the SEC on June 30, 1982).

   10.15      -    Registrant's 1983 Stock Option Plan (incorporated by
                   reference to Exhibit 4 of Registrant's Registration
                   Statement No. 2-81554 on Form S-8 filed with the SEC on
                   January 28, 1983).

   10.16      -    Registrant's 1984 Stock Award Plan (incorporated by
                   reference to Exhibit 4(a) of Registrant's Registration
                   Statement No. 2-92770 on Form S-8 filed with the SEC on
                   August 15, 1984).

   10.17      -    Registrant's 1984 Stock Appreciation Rights Plan
                   (incorporated by reference to Exhibit 4(a) of Registrant's
                   Registration Statement No. 2-92770 on Form S-8 filed with the SEC on August 15, 1984).

   10.18      -    Registrant's Stock Award Plan (incorporated by reference to
                   Exhibit 4 of Registrant's Registration Statement No.
                   33-22265 on Form S-8 Filed with the SEC on June 1, 1988).

   10.19      -    Registrant's 1986 Stock Award Plan (incorporated by
                   reference to Registrant's Registration Statement No. 33-2959 on Form S-8 filed with the SEC on February 4, 1986).

   10.20      -    Registrant's 1990 Stock Award and Option Plan (incorporated by reference to Exhibit 10.1 of Registrant's Form 10- K for the year ended December 31, 1990).

   10.21      -    Registrant's Savings Investment Plan (incorporated by
                   reference to Exhibit 4.1 to Registrant's Post-Effective
                   Amendment No. 1 on Form S-8, No. 33-20240, filed with the
                   SEC on October 31, 1990).

   10.22      -    Lease dated March 22, 1985 between Jacom Computer Services,
                   Inc. and PWI (IBM 3084) (incorporated by reference to
                   Exhibit 10.1 of Registrant's report on Form 10-K for fiscal year ended September 30, 1985).

   10.23      -    Lease dated June 21, 1983 between Paine, Webber, Jackson and
                   Curtis Incorporated and Jacom Computer Services Inc.  (IBM
                   3081) (incorporated by reference to Exhibit 10.5 of Registrant's Report on Form 10-K for fiscal year ending
                   September 30, 1983).

   10.24      -    Lease dated April 9, 1986 between Unilease Computer
                   Corporation and PWI (IBM 3090-200) (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the year ended December 31, 1987).

   10.25      -    Master Agreement between PWI and Quotron Systems Inc. dated
                   February 11, 1991 (incorporated by reference to Exhibit 10.4 of Registrant's Form 10-K for the year ended December 31,
                   1990).

   10.26      -    Third-Party Master Lease Agreement between PWI and AT&T
                   Systems Leasing Corporation dated as of October 21, 1991
                   (incorporated by reference to Exhibit 10.3 of Registrant's
                   Form 10-K for the year ended December 31, 1991).

   10.27      -    Lease dated December 14, 1983 between Oliver Wendell Realty
                   Trust and PaineWebber, Jackson & Curtis Incorporated relating to property located at 265 Franklin Street, Boston, Massachusetts (incorporated by reference to Exhibit 10.3 of Registrant's Report on Form 10-K for the fiscal year ended
                   September 30, 1985).

   10.28      -    Lease dated May 17, 1985 between Rosehaugh Greycoat Estates
                   Limited and PaineWebber International Inc. relating to property located at 1 Finsbury Avenue, London EC2M 2PA,
                   England (incorporated by reference to Exhibit 10.4 of Registrant's Report on Form 10-K for the fiscal year ended
                   September 30, 1985).

   10.29      -    Lease Agreement dated as of April 14, 1986, between PWI (as
                   Tenant) and Hartz-PW Limited Partnership (as Landlord) relating to the Lincoln Harbor Project (Operations Center) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K for the fiscal year ended September 30, 1986).

   10.30      -    Lease Agreement dated as of April 14, 1986, between PWI (as
                   Tenant) and Hartz-PW Limited Partnership (as Landlord) relating to the Lincoln Harbor Project (Data Processing
                   Center) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the fiscal year ended September 30, 1986).

   10.31      -    Lease Agreement dated as of April 14, 1986, between PWI (as
                   Tenant) and Hartz-PW Tower B Limited Partnership, as successor in interest to Hartz-PW Hotel Limited Partnership relating to the Lincoln Harbor Project (Hotel/Office
                   Building) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the fiscal year ended September 30, 1986).

   10.32      -    Agreement of Limited Partnership of Hartz-PW Limited
                   Partnership dated April 14, 1986 relating to the Lincoln
                   Harbor Project located in Weehawken, New Jersey
                   (incorporated by reference to Exhibit 10.3 of Registrant's
                   10-K for the year ended December 31, 1987).

   10.33      -    Ground lease between Hartz Mountain Industries and Hartz-PW
                   Limited Partnership dated April 14, 1986 relating to the
                   Operations Center at the Lincoln Harbor Project in
                   Weehawken, New Jersey (incorporated by reference to Exhibit
                   10.4 of Registrant's 10-K for the year ended December 31,
                   1987).

   10.34      -    Ground lease between Hartz Mountain Industries and Hartz-PW
                   Limited Partnership dated April 14, 1986 relating to the
                   Data Processing Center at Lincoln Harbor Project in
                   Weehawken, New Jersey (incorporated by reference to Exhibit
                   10.5 of Registrant's 10-K for the year ended December 31,
                   1987).

   10.35      -    Lease Acquisition Agreement between Hartz-PW Limited
                   Partnership and PWI dated April 14, 1986 relating to the Lincoln Harbor Project in Weehawken, New Jersey
                   (incorporated by reference to Exhibit 10.6 of Registrant's
                   10-K for the year ended December 31, 1987).

   10.36      -    Transportation and Completion Agreement between Hartz-PW
                   Limited Partnership and PWI dated April 14, 1986 relating to the Lincoln Harbor Project in Weehawken, New Jersey
                   (incorporated by reference to Exhibit 10.7 of Registrant's
                   10-K for the year ended December 31, 1987).

   10.37      -    Guarantee between Hartz Mountain Industries, as Guarantor, and PWI, as Beneficiary, dated April 14, 1986 relating to the Lincoln Harbor Project in Weehawken, New Jersey
                   (incorporated by reference to Exhibit 10.8 of Registrant's
                   10-K for the year ended December 31, 1987).

   10.38      -    General Partner Guarantee, between Hartz Mountain
                   Industries, as Guarantor, and PWI, as Beneficiary, dated
                   April 14, 1986 relating to the Lincoln Harbor Project in
                   Weehawken, New Jersey (incorporated by reference to Exhibit
                   10.9 of Registrant's 10-K for the year ended December 31,
                   1987).

   10.39      -    Agreement of Limited Partnership of River-PW Hotel Limited
                   Partnership relating to the Ramada Suites Hotel, Weehawken,
                   New Jersey (incorporated by reference to Exhibit 10.4 of
                   Registrant's Form 10-K for the year ended December 31,
                   1991).

   10.40      -    Hotel Rental Guarantee between PWI as Guarantor and River-PW
                   Hotel Limited Partnership relating to the Ramada Suite
                   Hotel, Weehawken, New Jersey (incorporated by reference to
                   Exhibit 10.5 of Registrant's Form 10-K for the year ended
                   December 31, 1991).

   10.41      -    First Amendment to Lease Agreement between 700 Louisiana
                   Limited, successor to RBC Limited, and Rotan Mosle Inc., as of December 24, 1991 (incorporated by reference to Exhibit
                   10.6 of Registrant's Form 10-K for the year ended December
                   31, 1991).

   10.42      -    Joint Venture Agreement dated as of November 30, 1987
                   between Registrant and The Yasuda Mutual Life Insurance
                   Company (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K for the year ended December 31,
                   1988).

   10.43      -    Lease dated as of September 27, 1988 between PWI and
                   American National Bank & Trust Company of Chicago relating to property located at 181 West Madison Street, Chicago,
                   Illinois (incorporated by reference to Exhibit 10.12 of Registrant's Form 10-K for the year ended December 31,
                   1988).

   10.44      -    Directors and Officers Liability and Corporation
                   Reimbursement insurance policy with Fiduciary Liability
                   Rider with National Union Fire Insurance Company
                   (incorporated by reference to Exhibit 10.2 of Registrant's
                   Form 10-K for the year ended December 31, 1990).

   10.45      -    Limited Partnership Agreement of PW Partners 1989 Dedicated
                   L.P. dated as of December 1, 1989 (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K for the year ended
                   December 31, 1992).

   10.46      -    Limited Partnership Agreement of PW Partners 1991 Dedicated
                   L.P. dated as of October 7, 1991 (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the year ended
                   December 31, 1992).

   10.47      -    Letter Agreement dated as of March 9, 1993 between
                   Registrant and The Yasuda Mutual Life Insurance Company
                   (incorporated by reference to Exhibit 10.3 of Registrant's
                   Form 10-K for the year ended December 31, 1992).

   10.48      -    Form of License Agreement between Standard and Poor's
                   Corporation and Registrant (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K dated June 1, 1993).

C. Executive Compensation Plans and Arrangements

   o Employment Agreement dated as of January 2, 1987 between Registrant, PaineWebber Incorporated and Donald B. Marron (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the three months ended December 31, 1986).

   o Employment Agreement dated as of January 2, 1987 between Registrant, PWI and Paul B. Guenther (incorporated by reference to Exhibit 10.10 of Registrant's Form 10-K for the three months ended December 31, 1986).

   o Employment Agreement dated as of January 2, 1987 between Registrant, PWI and John A. Bult (incorporated by reference to
              Exhibit 10.2 of Registrant's Form 10-K for the fiscal year ended December 31, 1988).

   o Employment Agreement dated as of May 4, 1993 between Registrant, PWI and Theodore A. Levine (filed as Exhibit 10.2 to this Form 10-K for the year ended December 31, 1993).

   o Registrant's Supplemental Employee's Retirement Plan for Certain Senior Officers dated August 4, 1988 (incorporated by reference to Exhibit 10.4 of Registrant's Form 10-K for the year ended December 31, 1988).

   o Deferred Compensation Agreement dated as of August 29, 1988 between Registrant and Donald B. Marron relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K for the year ended December 31, 1988).

   o Deferred Compensation Agreement dated as of August 29, 1988 between Registrant and Paul B. Guenther relating to the Supplemental Employees Retirement Plan (incorporated by reference
              Exhibit 10.8 of Registrant's Form 10-K for the year ended December 31, 1988).

   o Deferred Compensation Agreement dated as of August 29, 1988 between Registrant and John A. Bult relating to the Supplemental Employees Retirement Plan (incorporated by Exhibit 10.9 of Registrant's Form 10-K for the year ended December 31, 1988).

   o Agreement and Declaration of Trust for Supplemental Employees Retirement Plan dated as of January 1, 1990 between Registrant and Chase Manhattan Bank, N.A. as Trustee (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31, 1990).

   o Registrant's 1980 Employee Stock Option Plan (incorporated by reference to Registrant's Registration Statement No. 2-78627 on Form S-8 filed with the SEC on June 30, 1982).

   o          Registrant's 1983 Stock Option Plan (incorporated by reference to
              Exhibit 4 of Registrant's Registration Statement No. 2-81554 on Form S-8 filed with the SEC on January 28, 1983).

   o          Registrant's 1984 Stock Award Plan (incorporated by reference to
              Exhibit 4(a) of Registrant's Registration Statement No. 2-92770 on Form S-8 filed with the SEC on August 15, 1984).

   o Registrant's 1984 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 4(a) of Registrant's Registration Statement No. 2-92770 on Form S-8 filed with the SEC on August 15, 1984).

   o          Registrant's Stock Award Plan (incorporated by reference to
              Exhibit 4 of Registrant's Registration Statement No. 33-22265 on Form S-8 filed with the SEC on June 1, 1988).

   o Registrant's 1986 Stock Award Plan (incorporated by reference to Registrant's Registration Statement No. 33-2959 on Form S-8 filed with the SEC on February 4, 1986).

   o Registrant's 1990 Stock Award and Option Plan (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K for the year ended December 31, 1990).

   o Form of 8% Convertible Debenture Due 1998 issued in connection with Registrant's Key Executive Equity Program (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K for the year ended December 31,1988).

   o Form of 8% Convertible Debentures Due 2000 issued in connection with Registrant's Key Executive Equity Program (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K for the year ended December 31, 1991).

   o Form of 6.5% Convertible Debenture Due 2002 issued in connection with Registrant's Key Executive Equity Program (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K for the year ended December 31, 1992).

   o          Limited Partnership Agreement of PW Partners 1989 Dedicated L.P.
              dated as of December 1, 1989 (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K for the year ended December 31, 1992).

   o          Limited Partnership Agreement of PW Partners 1991 Dedicated L.P.
              dated as of October 7, 1991 (incorporated by reference to Exhibit
              10.2 of Registrant's Form 10-K for the year ended December 31,
              1992).

   o          Limited Partnership Agreement of PW Partners 1992 Dedicated L.P.
              dated as of September 2, 1992 (filed as Exhibit 10.1 to this Form 10-K for the year ended December 31, 1993).

                            PAINE WEBBER GROUP INC.
                               INDEX TO EXHIBITS


     1        -    Distribution Agreement dated November 30, 1993 between
                   Registrant, PWI and The First Boston Corporation.

   4.1        -    Copy of form of certificate of common stock to reflect a new signatory.

   4.2        -    Third Supplemental Indenture dated as of November 30, 1993 between Registrant and Chemical Bank Delaware, as Trustee, relating to the Subordinated Debt Securities.

   10.1       -    Limited Partnership Agreement of PW Partners 1992 Dedicated
                   L.P. dated as of September 2, 1992.

   10.2       -    Employment Agreement dated as of May 4, 1993 between
                   Registrant, PWI and Theodore A. Levine.

   10.3       -    Restated and Amended Agreement of Lease, dated as of January
                   1, 1989, between The Equitable Life Assurance Society of the
                   United States and Registrant relating to property located at 1285 Avenue of the Americas, New York, New York.

   11         -    Computation of Earnings per Common Share.

   12.1       -    Computation of Ratio of Earnings to Combined Fixed Charges
                   and Preferred Stock Dividends.

   12.2       -    Computation of Ratio of Earnings to Fixed Charges.

   13         -    1993 Annual Report to Stockholders of Registrant.

   21         -    Subsidiaries of the Registrant.

   23         -    Consent of Independent Auditors.