Form 10-Q
period 1994-03-31
PAINE WEBBER GROUP INC
filed 1994-05-13
CIK 75754

United States
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                        ________________________

                               FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1994

                                   OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                     Commission file number 1-7367

                            PAINE WEBBER GROUP INC.
            ______________________________________________________
            (Exact name of Registrant as specified in its charter)


               Delaware                                       13-2760086
      _________________________________________         _____________________
      (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                 Identification Number)


      1285 Avenue of the Americas, New York, N.Y.                10019
      ___________________________________________       _____________________
      (Address of principal executive offices)                 (Zip Code)


         Registrant's telephone number, including area code:  (212) 713-2000


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
      for the past 90 days.    Yes        X              No
                                      ________               ________

                            _______________________

      On May 5, 1994, the Registrant had outstanding 76,480,395 shares of common stock of $1 par value, which is Registrant's only class of common stock.

                              PAINE WEBBER GROUP INC.
                                    FORM 10-Q
                                  March 31, 1994


                                TABLE OF CONTENTS


   PART I.           FINANCIAL INFORMATION                         Page
                     ---------------------                         ----

      Item 1.        Financial Statements

                     Consolidated Statements of Income
                     (unaudited) for the Three Months Ended
                     March 31, 1994 and 1993.                      2

                     Consolidated Statements of Financial
                     Condition (unaudited) at March 31, 1994
                     and December 31, 1993.                        3

                     Consolidated Statements of Cash Flows
                     (unaudited) for the Three Months Ended
                     March 31, 1994 and 1993.                      4

                     Notes to Consolidated Financial Statements
                     (unaudited).                                  5-9

      Item 2.        Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.                                   10-12


   PART II.          OTHER INFORMATION
                     -----------------

      Item 1.        Legal Proceedings                             13
      Item 4.        Submission of Matters to a Vote of
                     Securities Holders                            13-14
      Item 6.        Exhibits and Reports on Form 8-K              14

                     Signature                                     15

                    PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         --------------------

                           Paine Webber Group Inc.
                Consolidated Statements of Income (unaudited)
          (In thousands of dollars except share and per share amounts)

                                                   Three Months Ended
                                                       March 31,
                                               ------------  -------------
                                                     1994          1993
                                               ------------  -------------
Revenues
    Commissions                                $    280,656  $     242,131
    Principal transactions                          183,874        202,595
    Investment banking                               97,594        101,689
    Asset management                                 91,383         73,336
    Other                                            30,904         21,466
    Interest                                        398,037        289,484
                                                  ---------       --------
      Total revenues                              1,082,448        930,701
    Interest expense                                330,371        233,951
                                                  ---------       --------
      Net revenues                                  752,077        696,750
                                                  ---------       --------
Non-interest expenses
    Compensation and benefits                       431,714        395,310
    Office and equipment                             55,426         51,547
    Communications                                   31,998         29,524
    Business development                             22,007         18,698
    Professional services                            18,330         13,312
    Brokerage, clearing & exchange fees              21,978         18,955
    Other                                            77,877         53,201
                                                  ---------      ---------
      Total non-interest expenses                   659,330        580,547
                                                  ---------      ---------
Income before taxes                                  92,747        116,203
                                                  ---------      ---------
Provision for income taxes:
    Federal                                          23,079         30,990
    State, local and foreign                         14,020         14,329
                                                  ---------      ---------
                                                     37,099         45,319
                                                  ---------      ---------
Net income                                      $    55,648   $     70,884
                                                  =========      =========
Earnings applicable to common shares            $    55,648   $     70,351
Earnings per common share:                        =========      =========
      Primary                                   $      0.71   $       0.89 <F1>
      Fully diluted                             $      0.70   $       0.84 <F1>
Weighted average common shares:
      Primary                                    79,911,116     79,320,235 <F1>
      Fully diluted                              81,316,668     85,746,403 <F1>


Dividends declared per common share             $      0.12   $       0.08 <F1>



[FN]
<F1> Retroactively adjusted to reflect the three-for-two common stock split in the form of a 50% stock dividend, effective March 10, 1994 to to stockholders of record on February 17, 1994.

 See notes to consolidated financial statements.

                           Paine Webber Group Inc.
             Consolidated Statements of Financial Condition (unaudited)
            (In thousands of dollars except share and per share amounts)

                                                      March 31,  December 31,
                                                        1994        1993
                                                    -----------  -----------
Assets
Cash and cash equivalents                           $   297,076  $   241,038
Cash and securities segregated and on deposit for
  Federal and other regulations                         403,030      327,172
Securities inventory, at market value                14,505,800   14,847,229
Securities borrowed or purchased under agreements
 to resell                                           18,948,146   16,190,818
Receivables:
    Clients                                           3,638,590    3,417,093
    Brokers and dealers                                 483,687      908,468
    Dividends and interest                              195,099      205,296
    Fees and other                                      207,731      155,289
Office equipment and leasehold improvements, net
  of accumulated depreciation and amortization of
  $219,182 at March 31, 1994 and $209,738 at
  December 31, 1993                                     237,080      228,441
Other assets                                            550,605      506,065
                                                    -----------  -----------
                                                    $39,466,844  $37,026,909
                                                    ===========  ===========
Liabilities and Stockholders' Equity
Short-term borrowings                               $ 1,821,514  $ 2,779,213
Securities sold but not yet purchased,
  at market value                                     7,924,201    7,365,877
Securities loaned or sold under agreements
  to repurchase                                      21,941,314   19,029,553
Payables:
    Clients                                           2,574,717    2,745,209
    Brokers and dealers                                 470,731      664,260
    Dividends and interest                              239,249      265,975
    Other liabilities and accrued expenses              645,664      693,947
Income taxes                                             91,627       62,174
Accrued compensation and benefits                       245,796      289,572
                                                    -----------  -----------
                                                     35,954,813   33,895,780
Long-term borrowings                                  2,264,520    1,936,082
                                                    -----------  -----------
                                                     38,219,333   35,831,862
                                                    -----------  -----------
Commitments and contingencies

Stockholders' Equity
Common stock, $1 par value, 100,000,000 shares
  authorized; issued 83,989,865 shares at
  March 31, 1994; 83,603,262 shares at
  December 31, 1993                                      83,990       83,603
Additional paid-in capital                              573,933      568,487
Retained earnings                                       767,564      721,115
                                                    -----------  -----------
                                                      1,425,487    1,373,205
Common stock held in treasury, at cost:
  7,328,244 shares at March 31, 1994;
  6,568,433 shares at December 31, 1993                (126,454)    (112,390)
Unamortized cost of restricted stock                    (50,148)     (60,980)
Foreign currency translation adjustment                  (1,374)      (4,788)
                                                    -----------  -----------
                                                      1,247,511    1,195,047
                                                    -----------  -----------
                                                    $39,466,844  $37,026,909
                                                    ===========  ===========


See notes to consolidated financial statements.

                              Paine Webber Group Inc.
                 Consolidated Statements of Cash Flows (unaudited)
                             (In thousands of dollars)
                                                          Three Months Ended
                                                               March 31,
                                                       ----------------------
                                                           1994         1993
                                                       ---------    ---------
Cash flows from operating activities:
Net income                                             $  55,648    $  70,884
   Adjustments to reconcile net income to
       cash used for operating activities:
   Noncash items included in net income:
       Depreciation and amortization                       9,593        7,565
       Deferred income taxes                              (9,793)       4,574
       Amortization of deferred charges                   30,227       17,833
       Other                                              21,269       18,019
     (Increase) decrease in operating receivables:
       Clients                                          (222,656)         416
       Brokers and dealers                               424,781     (505,602)
       Dividends and interest                             10,197      (13,890)
       Fees and other                                    (52,443)      22,593
     Increase (decrease) in operating payables:
       Clients                                          (170,492)    (150,671)
       Brokers and dealers                              (193,529)     361,382
       Dividends and interest                            (26,726)      23,969
       Other                                             (76,598)    (108,097)
     (Increase) decrease in:
       Securities inventory                              341,429   (2,224,696)
       Securities borrowed or purchased under
         agreements to resell                         (3,804,739)    (995,475)
       Cash and securities on deposit                    (75,858)       2,721
       Other assets                                      (54,060)     (22,844)
     Increase (decrease) in:
       Securities sold but not yet purchased             558,324    1,996,409
       Securities loaned or sold under agreements
         to repurchase                                 2,455,652      470,084
                                                       ---------    ---------
      Cash used for operating activities                (779,774)  (1,024,826)
                                                       ---------    ---------
Cash flows from financing activities:
  Net proceeds from (payments on):
    Short-term borrowings                               (957,699)    (276,548)
    Securities sold under agreements to repurchase,
      net of securities purchased under agreements
      to resell                                        1,503,520      912,465
  Proceeds from:
    Issuance of long-term borrowings                     382,363      386,209
    Employee stock transactions                            8,829        4,643
  Payments for:
    Settlement of long-term borrowings                   (54,341)     (76,755)
    Repurchases of common stock                          (19,735)     (27,743)
    Dividends                                             (9,199)      (6,722)
                                                       ---------    ---------
    Cash provided by financing activities                853,738      915,549
                                                       ---------    ---------
Cash flows from investing activities:
  Net payments for:
    Office equipment and leasehold improvements          (17,926)     (11,068)
                                                       ---------    ---------
    Cash used for investing activities                   (17,926)     (11,068)
                                                       ---------    ---------
    Increase (decrease) in cash and cash equivalents      56,038     (120,345)
    Cash and cash equivalents, beginning of period       241,038      282,990
                                                       ---------    ---------
    Cash and cash equivalents, end of period          $  297,076   $  162,645
                                                       =========    =========


See notes to consolidated financial statements.

                               Paine Webber Group Inc.
                 Notes to Consolidated Financial Statements (unaudited)
              (In thousands of dollars except share and per share amounts)

Basis of Presentation

The consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary, PaineWebber Incorporated ("PWI"), (collectively the "Company"). All material intercompany balances and transactions have been eliminated. The financial information as of and for the periods ended March 31, 1994 and 1993 is unaudited. However, in the opinion of management of the Company, such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. These financial statements should be read in conjunction with the most recent annual report. Certain reclassifications have been made in prior year financial statements to conform to current year presentations. The Company's principal line of business is to serve the investment and capital needs of individual, corporate, institutional and public agency clients.

Securities Inventory

Securities inventory and securities sold but not yet purchased, which consist of the Company's trading accounts, are recorded at market value and are comprised of:
                                                      March 31,   December 31,
                                                       1994           1993
                                                  ------------   ------------
    Securities inventory:
       U.S. government and agency obligations      $ 8,881,410   $  8,453,431
       First mortgage notes held for resale          2,240,498      3,125,445
       State and municipal obligations                 681,419        719,008
       Commercial paper and other short-term debt      700,099        652,636
       Corporate debt securities                     1,296,622        864,293
       Corporate equity securities                     705,752      1,032,416
                                                   -----------    -----------
                                                   $14,505,800    $14,847,229
                                                   ===========    ===========
    Securities sold but not yet purchased:
       U.S. government and agency obligations      $ 6,904,723    $ 6,395,861
       State and municipal obligations                  18,534         25,653
       Corporate debt securities                       381,227        177,611
       Corporate equity securities                     619,717        766,752
                                                   -----------    -----------
                                                   $ 7,924,201    $ 7,365,877
                                                   ===========    ===========

Short-Term Borrowings

The Company meets its short-term financing needs by obtaining bank loans on either a secured or unsecured basis; by issuing commercial paper and medium-term notes; by entering into repurchase agreements, whereby securities are sold with a commitment to repurchase at a future date; and through securities lending activity.

Included in short-term borrowings at March 31, 1994 and December 31, 1993 were the following:

                                                      March 31,    December 31,
                                                        1994          1993
                                                    ----------     ----------
         Commercial paper                           $  958,756     $1,083,483
         Bank loans                                    802,758      1,670,730
         Medium-Term Notes                              60,000         25,000
                                                    ----------     ----------
                                                    $1,821,514     $2,779,213
                                                    ==========     ==========

Long-Term Borrowings

Long-term borrowings at March 31, 1994 and December 31, 1993 consisted of the following :

                                                   March 31,     December 31,
                                                     1994           1993
                                                 -----------     ----------
Fixed Rate Notes Due 1995-2014                    $1,197,420     $  998,156
Fixed Rate Subordinated Notes Due 2002               174,258        174,236
Medium-Term Senior Notes                             381,475        331,975
Medium-Term Subordinated Notes                       374,150        298,650
Bank Term Loans                                       70,000         70,000
Convertible Debentures                                19,610         15,435
Other                                                 47,607         47,630
                                                  ----------     ----------
                                                  $2,264,520     $1,936,082
                                                  ==========     ==========

As of March 31, 1994, the Company had $755,625 of Medium-Term Senior and Subordinated Notes outstanding, with maturities of one year to thirty years from the date of issuance, at a weighted average interest rate of 5.50%.

On February 8, 1994, the Company issued $200,000 of 7 5/8% Senior Notes due February 15, 2014 at a discount of $812. The Notes are not redeemable prior to maturity. Interest on the Notes is payable semiannually on February 15 and August 15.

Total interest payments relating to repurchase agreements, short-term borrowings, stock loans and long-term borrowings were $359,996 and $199,982 for the three months ended March 31, 1994 and 1993, respectively.

Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk

Market Risk

In the normal course of business, the Company enters into transactions in a variety of financial instruments as part of the Company's market risk management, trading and financing activities, and to facilitate client transactions. These financial instruments include forward and futures contracts, option contracts, interest rate swaps and other contracts committing the Company to purchase or deliver other instruments at specified future dates and prices, or to make or receive payments based on notional amounts and specified rates or indices.

These financial instruments involve varying degrees of off-balance-sheet market risk. Market risk is the potential change in value of the financial instrument caused by unfavorable changes in interest rates, foreign currency exchange rates or the market values of the securities underlying the instruments. The Company monitors its exposure to market risk through a variety of control procedures, including review of trading positions and hedging strategies, and establishing limits by the Risk Management Committee.

These contracts are valued at market, and unrealized gains and losses are reflected in the financial statements. The gross contract or notional amounts of the financial instruments which are not reflected in the Consolidated Statements of Financial Condition, are set forth in the following table and provide only a measure of the Company's involvement in these contracts at March 31, 1994 and December 31, 1993. They do not represent amounts subject to market risks and, in many cases, serve to reduce the Company's overall exposure to market and other risks.

Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk (continued)

Market Risk (continued)

                                                       March 31,   December 31,
                                                         1994          1993
                                                     -----------   ----------
Mortgage-backed securities, forward contracts and
 options written                                     $50,335,313  $54,803,708

Foreign exchange forward contracts, futures
 contracts and options written                         4,800,379    2,819,063

Securities contracts including futures,
 forwards and options written                         10,775,765    7,832,106

Interest rate swaps, caps and floors                     403,511      408,583


In addition to forwards, futures, options and swap contracts, the Company enters into agreements to sell securities, at predetermined prices, which have not yet been purchased. To satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Consolidated Statements of Financial Condition.

Credit Risk in Proprietary and Client Transactions

Counterparties to the Company's proprietary trading, hedging, financing and arbitrage activities are primarily financial institutions including brokers and dealers, banks and institutional clients. Credit losses could arise should counterparties fail to perform and the value of any collateral obtained proves inadequate. The Company manages credit risk by monitoring net exposure to individual counterparties on a daily basis, monitoring credit limits and requiring additional collateral where appropriate.

The Company's risk of loss in the event of counterparty default is typically limited to the cost of replacing all contracts on which the Company has recorded an unrealized gain or for purchased options, the net realizable value. With respect to forward contracts and interest rate swaps, caps and floors, the unrealized gain amounted to $511,061 at March 31, 1994. The net realizable value of options purchased amounted to $216,340 at March 31, 1994. Transactions in futures contracts are conducted through regulated exchanges which guarantee performance of counterparties and are settled in cash on a daily basis, thereby, minimizing credit risk.

Receivables and payables with brokers and dealers, and agreements to resell and repurchase securities are generally collateralized by cash, government and government-agency securities, and letters of credit. The market value of the initial collateral received is, at a minimum, equal to the contract value. Additional collateral is requested when considered necessary.

Client transactions are entered on either a cash or margin basis. In a margin transaction, the Company extends credit to a client for the purchase of securities, using the securities purchased and/or other securities in the client's account as collateral for amounts loaned. Amounts loaned are limited by margin regulations of the Federal Reserve Board and other regulatory authorities and are subject to the Company's credit review and daily monitoring procedures. Market declines could, however, reduce the value of any collateral below the principal amount loaned, plus accrued interest, before the collateral can be sold.

Client transactions include positions in commodities and financial futures, securities sold but not yet purchased and written options. The risk to the Company's clients in these transactions can be substantial, principally due to price volatility which can reduce the clients' ability to meet their obligations. Margin deposit requirements pertaining to commodity futures and options transactions are generally lower than those for exchange traded securities. To the extent clients are unable to meet their commitments to the Company and margin deposits are insufficient to cover outstanding liabilities, the Company may take market action and credit losses could be realized.

Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk (continued)

Credit Risk in Proprietary and Client Transactions (continued)

Trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at March 31, 1994 were settled without adverse effect on the Company's financial statements, taken as a whole.

The Company may pledge clients' securities as collateral in support of securities loaned and bank loans, or to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At March 31, 1994, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

Concentrations of Credit Risk

As a major securities firm, the Company's activities are executed primarily with and on behalf of other financial institutions, including brokers and dealers, banks and other institutional clients. Concentrations of credit risk can be affected by changes in economic, industry or geographic factors. The Company seeks to control its credit risk and the potential for risk concentration through a variety of reporting and control procedures described in the preceding discussion of credit risk.

Commitments and Contingencies

The Company is contingently liable as guarantor of certain partnerships' obligations for $24,340. In addition, certain of the Company's subsidiaries are contingently liable as issuer of $89,410 of notes payable to managing general partners of various limited partnerships pursuant to Internal Revenue Service guidelines. In the opinion of management of the Company, these contingencies will have no material adverse effect on the Company's financial statements taken as a whole. The Company has conditional commitments of $28,494 to contribute capital to investment partnerships.

The Company has been named as defendant in numerous legal actions in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, in the opinion of management of the Company, after consultation with various counsel handling such matters, these actions will be resolved with no material adverse effect on the Company's financial statements taken as a whole.

As of March 31, 1994, securities with a market value of $1,146,119 had been loaned or pledged as collateral for securities borrowed of approximately equal market value.

The Company was contingently liable under unsecured letters of credit totaling $396,048 at March 31, 1994.

Stockholders' Equity

On February 3, 1994, the Board of Directors declared a three-for-two common stock split in the form of a 50% stock dividend, effective on March 10, 1994 to stockholders of record on February 17, 1994. All per common share and share amounts have been retroactively adjusted throughout the consolidated financial statements for periods presented previous to March 31, 1994.

On May 5, 1994, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.12 per share payable on July 1, 1994 to stockholders of record on June 1, 1994. In addition, the stockholders of the Company voted to increase the number of common shares authorized for issuance from 100,000,000 shares to 200,000,000 shares.

As of March 31, 1994, the Company had 14,930,486 authorized shares of common stock reserved for issuance in connection with stock option and stock award plans.

Capital Requirements

PWI is subject to the Securities and Exchange Commission Uniform Net Capital Rule and the New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2% of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4% of such aggregate debit items. Business may not be expanded if net capital is less than 5% of such aggregate debit items. As of March 31, 1994, PWI's net capital of $587,999 was 17% of aggregate debit balances and its net capital in excess of the minimum required was $517,226.

Income Taxes

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                             Three Months Ended
                                                  March 31,
                                               --------------
                                                1994     1993
                                               -----     ----
       Tax at U.S. statutory rates              35.0%    34.0%
       State, local and foreign income taxes,
          net of federal tax benefit             5.5      5.6
       Foreign rate differential                (0.3)    (0.8)
       Nontaxable dividends & interest          (1.0)    (0.5)
       Other, net                                0.8      0.7
                                                -----    -----
                                                40.0%    39.0%
                                                =====    =====

Income taxes paid were approximately $16,491 and $24,684 for the three months ended March 31, 1994 and 1993, respectively.

Earnings Per Common Share

Earnings per common share is computed by dividing net income applicable to common shares, adjusted for any interest savings, by the weighted average common and common equivalent shares outstanding during each period presented. Common equivalent shares include common shares issuable under the Company's stock option and award plans and the conversion of convertible debentures and preferred equities.

In the first quarter of 1994, the Company computed its earnings per common share under the modified treasury stock method in accordance with Accounting Principles Board Opinion No. 15. The modified treasury stock method is used when the number of shares obtainable upon exercise of outstanding options, warrants and their equivalents exceeds 20% of the Company's outstanding common stock. Under this method, all options, warrants and their equivalents are assumed to have been exercised, whether or not dilutive, and the aggregate proceeds used to repurchase up to 20% of the outstanding shares. Any remaining proceeds are then used to reduce short-term or long-term borrowings.

In 1993, the Company computed its earnings per common share under the treasury stock method which assumes the aggregate proceeds obtainable upon exercise of dilutive options, warrants and their equivalents were used to repurchase outstanding shares.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

General

The Company's principal business activities are, by their nature, affected by many factors, including general economic and financial conditions, the level and volatility of interest rates, currency and security valuations, competitive conditions, counterparty risk, transactional volume and market liquidity. As a result, revenues and profitability have been in the past, and are likely to continue to be subject to fluctuations.

At the beginning of 1994, the favorable trends in the U.S. securities markets continued. In early February, the Federal Reserve shifted to a more restrictive monetary policy, triggering rising interest rates and declines in the prices of stocks and bonds. A slowdown in instititional and retail customer activity started towards the end of February and continued through March affecting the liquidity of certain securities markets, thus negatively impacting the firm's earnings in the latter part of the quarter. These conditions have persisted in the second quarter to date.

Results of Operations

Quarter Ended March 31, 1994 compared to Quarter Ended March 31, 1993

Net income for the quarter ended March 31, 1994 was $55.6 million, 21.5% lower than the $70.9 million earned during the quarter ended March 31, 1993. Total revenues of $1.1 billion were 16.3% higher than those reported for the first quarter of 1993 while revenues, net of interest expense, rose $55.3 million to $752.1 million. Net earnings per common share were $0.71 primary ($0.70 fully diluted) as compared to net earnings per common share of $0.89 primary ($0.84 fully diluted) for the prior year quarter. This decrease was primarily attributable to reduced client demand for fixed income products in response to the changing interest rate environment.

During the first quarter, commission revenues improved 15.9% to $280.7 million due to increases in equity market volume and an increase in the number of investment executives. Recruiting activities resulted in 325 additional investment executives from last year. Commissions from listed securities rose $12.6 million or 9.5%, mutual fund commissions rose $10.3 million or 26.9%, and options commissions rose $8.0 million or 49.4%. In addition, insurance commissions rose $13.9 million or 79.0% as sales of deferred annuity contracts continued to increase. These gains were partially offset by a decrease in commissions earned from commodities.

Principal transactions revenues decreased $18.7 million or 9.2% from the first quarter of 1993 reflecting lower revenues in corporate debt, municipal and mortgage backed obligations. These decreases reflect the difficult fixed income market that began in the first quarter of 1994. These gains were partially offset by improved results in corporate equity securities.

Investment banking revenues for the quarter ended March 31, 1994 decreased $4.1 million to $97.6 million as compared to the $101.7 million earned during the first quarter of 1993. This decrease reflects a lower level of both new corporate equity and debt issues brought to the market during the quarter.

Asset management fees, which are largely recurring in nature, increased $18.0 million or 24.6% over the first quarter of 1993, primarily due to a 33% increase in client assets in wrap fee accounts and a 32% increase in client assets in long term mutual funds. Total assets under management were relatively unchanged at $37.4 billion as of March 31, 1994 compared to $37.6 billion as of March 31, 1993.

Net interest increased $12.1 million or 21.8% due to improved spreads on higher fixed income inventory levels and increased margin lending to customers. These gains were partially offset by increased financing costs on higher equity inventory levels.

Other income rose $9.4 million or 44.0% primarily due to higher transaction and account fees and increased dividends. In addition, fees received from individual retirement accounts ("IRAs") and the Company's Resource Management Accounts ("RMAs") increased as total IRA and RMA accounts grew by 9.7% and 14.8%, respectively, since March 31, 1993.

                   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations (continued)

Results of Operations (continued)

Compensation and benefits rose by $36.4 million to $431.7 million primarily due to higher revenue driven compensation paid to retail investment executives.
This increase also reflects strategic hiring, normal salary increases, higher costs related to employee benefit plan enhancements and a change in pension plan assumptions. Compensation and benefits as a percentage of net revenues was 57.4% as compared to 56.7% during the first quarter of 1993.

All other operating expenses increased $42.4 million or 22.9% in the first quarter of 1994 as compared to the first quarter of 1993. Increased levels of business activity contributed to higher business development and communication expenses. Higher office and equipment expense reflects increased costs associated with technology initiatives. The increases in professional fees and other expenses include higher litigation-related expenses.

Liquidity and Capital Resources

The primary objectives of the Company's funding policies are to ensure ample liquidity at all times and a strong capital base. These objectives are met by maximization of self-funded assets, diversification of funding sources, maintenance of prudent liquidity and capital ratios, and contingency planning.

Liquidity

The Company maintains a highly liquid balance sheet with the majority of assets consisting of inventories, securities borrowed or purchased under agreements to resell, and receivables from clients, and brokers and dealers, which are readily convertible into cash. The nature of the Company's business as a securities dealer results in its carrying significant levels of securities inventories in order to meet its client and proprietary trading needs. The Company's total assets may fluctuate from period to period as a result of changes in the level of trading positions held to facilitate client transactions, the volume of resale and repurchase transactions, and proprietary trading strategies. These fluctuations depend significantly upon economic and market conditions, and transactional volume.

The Company's total assets at March 31, 1994 were $39.5 billion compared to $37.0 billion at December 31, 1993. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and the issuance of long-term senior and subordinated debt. The Company's ability to obtain short-term secured and unsecured funding as well as long-term capital enables the Company to support the increased level of total assets.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has a committed revolving credit agreement with a group of banks to provide $225.0 million through March 1995 and a $275.0 million revolving credit facility which expires in May 1994 with provisions for renewal through November 1996. At March 31, 1994, there were no outstanding borrowings under these facilities. Additionally, the Company had more than $5 billion in uncommitted lines of credit at March 31, 1994.

The Company maintains public debt shelf registrations with the Securities and Exchange Commission ("SEC"). During the quarter, the Company issued $200.0 million of 7 5/8% Senior Notes and $239.0 million of Medium-Term Senior and Subordinated Notes under these registration statements. At March 31, 1994, the Company had $1,113.6 million in debt securities available for issuance.

Capital Resources and Capital Adequacy

At March 31, 1994, the Company's total capital base, which includes long-term borrowings and stockholders' equity, was $3.5 billion, an increase of $380.9 million from December 31, 1993. The additions to capital reflect increases in both long-term borrowings and stockholders' equity of $328.4 million and $52.5 million, respectively.

The increase in long-term borrowings reflects the issuance of $200.0 million of 7 5/8% Senior Notes in February 1994 due 2014 and the net issuance of $125.0 million of medium-term senior and subordinated notes.

                    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations (continued)


Liquidity and Capital Resources (continued)

The increase in stockholders' equity is primarily the result of the Company's net income for the quarter of $55.6 million and net amortization of restricted stock awards of $11.1 million. This increase was offset by the repurchase of
1.1 million shares of common stock for $19.0 million. As of March 31, 1994, the Company has authorization to repurchase up to 10,383,598 additional shares of common stock.

On February 3, 1994, the Company's Board of Directors approved a three-for-two common stock split in the form of a 50% stock dividend, effective March 10, 1994 to stockholders of record on February 17, 1994. Also, on February 3, 1994, the Board approved a 20% increase in the dividend payout from $.10 per share to $.12 per share, payable on April 18, 1994 to stockholders of record on March 28, 1994.

At the Annual Meeting of Stockholders which was held on May 5, 1994, the stockholders approved an increase in the number of common shares authorized for issuance from 100,000,000 shares to 200,000,000 shares.

PWI is subject to the net capital requirements of the SEC, the New York Stock Exchange and the Commodities Futures Trading Commission, which are designed to measure the financial soundness and liquidity of broker-dealers. PWI has consistently maintained net capital in excess of the minimum requirements as imposed by these agencies. In addition, the Company has other banking and securities subsidiaries, both domestic and foreign, which have also consistently maintained net regulatory capital in excess of requirements.

Merchant Banking and Highly Leveraged Transactions

In connection with its merchant banking activities, the Company has provided loan financing and made investments in companies, some of which are involved in highly leveraged transactions. Positions taken or commitments made by the Company may involve credit or market risk from any one issuer or industry.

At March 31, 1994, the Company had investments in merchant banking transactions which were affected by liquidity, reorganization or restructuring issues of $51.9 million, net of reserves, compared to $52.1 million, net of reserves, at December 31, 1993. Included in the portfolio is an investment of $45.7 million in a limited partnership which specializes in investments in corporate restructurings and special situations.

The Company's trading activities include market-making transactions in high-yield debt securities. These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness and lower credit ratings and are, therefore, more vulnerable to general economic conditions. At March 31, 1994, the Company held in long and short inventory approximately $207.3 million and $20.8 million, respectively, of high-yield debt securities, which accounted for approximately 1.0% of gross inventory positions. One issuer accounted for approximately 23%
of the total amount.    Historically, the Company's high-yield portfolio has not
been material to the Company's financial condition. The Company continually monitors its risk positions associated with high-yield debt securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at market value, with unrealized gains and losses reflected in revenues.

                         PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings
- - --------------------------
The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions in which compensatory damages of $125 million or more appear to be sought, and in which there have been material developments during the quarter, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $125 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $125 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, and intends to defend vigorously each such case. The following developments have occurred in the indicated case, which was previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Northview Corporation Litigation

On April 15, 1994, PaineWebber filed a demurrer and motion to strike certain exhibits attached to plaintiff's fourth amended complaint. Other defendants have filed demurrers as well and one defendant has filed an answer to plaintiff's fourth amended complaint. A hearing on the respective demurrers has been scheduled for May 10, 1994.

ITEM 4 - Submission of Matters to a Vote of Security Holders
- - -------------------------------------------------------------

  (a) Proxies for the Annual Meeting of Stockholders held on May 5, 1994 were solicited by the Company pursuant to Regulation 14A of the Securities Act of 1934, as amended.

  (c)  Matters voted upon at the Annual Meeting of Stockholders:

    (1) The election of four directors to the Board of Directors to hold office for a term of three years. There was no solicitation in opposition of the nominees and all such nominees were elected. There were no broker non-votes with respect to the election of Directors.

                              Votes For    Votes Withheld
                              ----------   --------------
          E.G. Bewkes, Jr.    48,537,660      635,835
          Y. Fujisawa         48,505,038      668,457
          E. Randall, III     48,504,455      669,040
          K. Sorimachi        48,502,539      670,956

   (2) The approval to amend the Restated Certificate of Incorporation of the Company to increase the number of shares of common stock authorized for issuance from 100,000,000 shares to 200,000,000 shares.
          Votes for:      46,522,570
          Votes against:   2,485,839
          Abstentions:       118,248
          Broker Non-Votes:   46,838

   (3) The approval of the 1994 Non-Employee Directors Stock Plan.
          Votes for:      44,735,010
          Votes against:   4,017,117
          Abstentions:       368,223
          Broker Non-Votes:   53,145
   (4) The approval of the 1994 Executive Incentive Compensation Plan.
          Votes for:      45,923,869
          Votes against:   2,836,346
          Abstentions:       360,135
          Broker Non-Votes:   53,145

ITEM 4 - Submission of Matters to a Vote of Security Holders (continued)
- - -----------------------------------------------------------------------

   (5) The approval of the 1994 Executive Stock Award Plan.
          Votes for:      35,012,152
          Votes against:  13,737,888
          Abstentions:       370,310
          Broker Non-Votes:   53,145

   (6) The ratification of the selection of the Board of Directors of Ernst & Young as the Company's independent public accountants for the 1994 fiscal year.
          Votes for:      48,750,011
          Votes against:     110,373
          Abstentions:       258,526
          Broker Non-Votes:   54,585

ITEM 6 - Exhibits and Reports on Form 8-K
- - -----------------------------------------

   (a) The following exhibits are filed herewith:

          Exhibit 11    -     Computation of Earnings per Common Share

          Exhibit 12    -     Computation of Ratio of Earnings to Fixed Charges

   (b) Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated March 9, 1994 with the Securities and Exchange Commission relating to the issuance by the Company of 5,000,000 U.S. Dollar Increase Warrants on the Japanese Yen Expiring March 6, 1996. The item reported on such Current Report was "Item 5 - Other Events".

                              SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    Paine Webber Group Inc.
                                                    ----------------------
                                                          (Registrant)







Date: May 13, 1994                                  By:/s/ Regina Dolan
      ------------                                     ----------------------
                                                       Regina A. Dolan
                                                       Vice President,
                                                       Chief Financial Officer

                                                                    Exhibit 11
                             Paine Webber Group Inc.
                    Computation of Earnings Per Common Share
            (In thousands of dollars except share and per share amounts)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1994             1993 <F1>
                                               ----------       -----------
Primary:

Weighted average common shares outstanding     71,695,578        61,078,683

Equivalent shares outstanding for:
  Stock options and awards                      7,200,849         6,603,604

  Participating Preferred Stock                     -            11,637,948

  6.5% Convertible Debentures                   1,014,689             -
                                               ----------        ----------

Total weighted average common and common
  equivalent shares                            79,911,116        79,320,235
                                               ==========        ==========


Net income                                    $    55,648       $    70,884

Preferred dividend requirements                     -                 (533)

Interest savings                                    1,063             -
                                               ----------        ----------
Earnings applicable for common shares         $    56,711       $    70,351
                                               ==========        ==========

Earnings per common share                     $      0.71       $      0.89
                                               ==========        ==========

Fully Diluted:

Weighted average common shares outstanding     71,695,578        61,078,683

Equivalent shares outstanding for:
  Stock options and awards                      7,200,849         6,930,072

  Participating Preferred Stock                     -            11,637,948

  6.5% Convertible Debentures                   1,014,689             -

Assumed conversion of 8% Convertible Debentures
  and $1.375 Preferred Stock                    1,405,552         6,099,700
                                               ----------        ----------

Total weighted average common and common
  equivalent shares                            81,316,668        85,746,403
                                               ==========        ==========


Net income                                    $    55,648       $    70,884

Interest savings                                    1,274               998
                                               ----------        ----------
Earnings applicable for common shares         $    56,922       $    71,882
                                               ==========        ==========

Earnings per common share                     $      0.70       $      0.84
                                               ==========        ==========

[FN]
<F1>  Common share and per share amounts have been retroactively adjusted to reflect a three-for-two common stock split in the form of a 50% stock dividend, effective March 10, 1994 to stockholders of record on February 17, 1994.

                                                                                                  Exhibit 12
                                 Paine Webber Group Inc.
                     Computation of Ratio of Earnings to Fixed Charges
                                (In thousands of dollars)


                                    Three Months
                                   Ended March 31,                Years Ended December 31,
                                                   -------------------------------------------------------------
                                        1994         1993        1992          1991         1990           1989
                                    ----------   ----------   ----------   ----------    ----------   ----------

Income (loss) before taxes            $ 92,747   $  407,576   $  339,115   $  226,247    $ (102,633)  $   82,568
                                      --------   ----------   ----------   ----------    ----------   ----------

Fixed charges:

  Interest                             330,371    1,130,712      879,242    1,056,124     1,242,151    1,198,640


  Interest factor in rents              12,767       50,133       45,962       43,804        42,223       40,360
                                      --------   ----------   ----------   ----------    ----------   ----------

  Total fixed charges                  343,138    1,180,845      925,204    1,099,928     1,284,374    1,239,000
                                      --------   ----------   ----------   ----------    ----------   ----------

Income before taxes
  and fixed charges                   $435,885   $1,588,421   $1,264,319   $1,326,175    $1,181,741   $1,321,568
                                      ========   ==========   ==========   ==========    ==========   ==========

Ratio of earnings to fixed charges         1.3          1.3          1.4          1.2         <F1>           1.1
                                      ========   ==========   ==========   ==========    ==========   ==========

For purposes of computing the ratio of earnings to combined fixed charges, "earnings" consist of income (loss) before taxes and fixed charges. "Fixed charges" consist of interest expense incurred on securities sold under agreements to repurchase, short-term borrowings, long-term borrowings and that portion of rental expense estimated to be representative of the interest factor.

<F1>  Earnings were inadequate to cover fixed charges and would have had to increase approximately $102,633 in order to cover the deficiency.
