Form 10-Q
period 1994-06-30
PAINE WEBBER GROUP INC
filed 1994-08-12
CIK 75754

United States
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D. C.  20549

                                     ________________________

                                            FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended June 30, 1994

                                                OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   For the transition period from ____________ to ____________


                                    Commission file number 1-7367

                                         PAINE WEBBER GROUP INC.
                     -----------------------------------------------------------
                          (Exact name of Registrant as specified in its charter)


              Delaware                                                13-2760086
      ---------------------------                                 --------------
      (State or other jurisdiction                              (I.R.S. Employer
       of incorporation or organization)                  Identification Number)


      1285 Avenue of the Americas, New York, N.Y.                10019
      ------------------------------------------             --------------
      (Address of principal executive offices)                 (Zip Code)


            Registrant's telephone number, including area code:  (212) 713-2000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes     X       No
                                                      ---------      -----------

                                                    _______________________


On August 4, 1994, the Registrant had outstanding 76,100,912 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                                          PAINE WEBBER GROUP INC.
                                                  FORM 10-Q
                                                June 30, 1994



                                             TABLE OF CONTENTS





   PART I.           FINANCIAL INFORMATION                         Page

      Item 1.        Financial Statements


                     Consolidated Statements of Operations
                     (unaudited) for the Three Months and
                     Six Months Ended June 30, 1994 and 1993.        2

                     Consolidated Statements of Financial
                     Condition (unaudited) at June 30, 1994
                     and December 31, 1993.                          3

                     Consolidated Statements of Cash Flows
                     (unaudited) for the Six Months Ended
                     June 30, 1994 and 1993.                         4

                     Notes to Consolidated Financial Statements
                     (unaudited).                                    5-10

      Item 2.        Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.                                     11-14

   PART II.          OTHER INFORMATION

      Item 1.        Legal Proceedings                               15
      Item 6.        Exhibits and Reports on Form 8-K                15

                     Signature                                       16

                                 PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                     Paine Webber Group Inc.
                         Consolidated Statements of Operations (unaudited)
                   (In thousands of dollars except share and per share amounts)
                                     Three Months Ended            Six Months Ended
                                          June 30,                      June 30,
                                   -----------------------    ------------------------
                                     1994          1993         1994           1993
                                   --------      --------     --------      ---------

Revenues
    Commissions                  $   240,729   $  239,980   $  521,385     $  482,111
    Principal transactions            91,687      181,910      275,561        384,505
    Investment banking                59,140       96,597      156,734        198,286
    Asset management                  89,589       77,419      180,972        150,755
    Other                             36,135       30,919       67,039         52,385
    Interest                         385,069      328,111      783,106        617,595
                                   ---------     --------    ---------      ---------
      Total revenues                 902,349      954,936    1,984,797      1,885,637
    Interest expense                 323,383      268,473      653,754        502,424
                                   ---------     --------    ---------      ---------
      Net revenues                   578,966      686,463    1,331,043      1,383,213
                                   ---------     --------    ---------      ---------

Non-interest expenses
    Compensation and benefits        344,729      388,568      776,443        783,878
    Office and equipment              56,399       50,685      111,825        102,232
    Communications                    33,023       31,017       65,021         60,541
    Business development              21,544       23,000       43,551         41,698
    Professional services             22,471       15,846       40,801         29,158
    Brokerage, clearing &
     exchange fees                    20,488       20,347       42,466         39,302
    Other                            122,070       59,785      199,947        112,986
                                   ---------     --------    ---------      ---------

      Total non-interest expenses    620,724      589,248    1,280,054      1,169,795
                                   ---------     --------    ---------      ---------

Earnings (loss) before taxes         (41,758)      97,215       50,989        213,418
                                   ---------     --------    ---------      ---------

Provision (benefit) for
 income taxes:
    Federal                          (17,127)      26,109        5,952         57,099
    State, local and foreign             424       11,805       14,444         26,134
                                   ---------     --------    ---------      ---------
                                     (16,703)      37,914       20,396         83,233
                                   ---------     --------    ---------      ---------
Net earnings (loss)              $   (25,055)  $   59,301   $   30,593     $  130,185
                                  ==========    =========    =========      =========

Earnings (loss) applicable to
 common shares                   $   (25,055)  $   58,768   $   30,593     $  129,119
                                  ==========    =========    =========      =========

Earnings (loss) per
 common share:
      Primary                    $     (0.35)  $     0.74   $     0.41     $     1.62
      Fully diluted              $     (0.35)  $     0.69   $     0.41     $     1.53
Weighted average common shares:
      Primary                     70,728,823   79,775,700   79,196,930     79,590,882
      Fully diluted               70,728,823   86,484,090   80,602,482     86,534,715


Dividends declared per
 common share                     $     0.12   $     0.10   $     0.24     $     0.18

[FN]
 See notes to consolidated financial statements.

                                           Paine Webber Group Inc.
                         Consolidated Statements of Financial Condition (unaudited)
                        (In thousands of dollars except share and per share amounts)

                                                       June 30,         December 31,
                                                         1994               1993
                                                   ---------------      -------------

Assets
Cash and cash equivalents                           $      183,295      $     241,038
Cash and securities segregated and on deposit for
  Federal and other regulations                            320,487            327,172
Securities inventory, at market value                   11,429,950         14,847,229
Securities borrowed or purchased under agreements
 to resell                                              18,382,310         16,190,818
Receivables:
    Clients                                              3,521,406          3,417,093
    Brokers and dealers                                    309,113            908,468
    Dividends and interest                                 178,367            205,296
    Fees and other                                         182,351            155,289
Office equipment and leasehold improvements, net
  of accumulated depreciation and amortization of
  $229,029 at June 30, 1994 and $209,738 at
  December 31, 1993                                        245,496            228,441
Other assets                                               674,231            506,065
                                                      ------------        -----------
                                                       $35,427,006        $37,026,909
                                                      ============        ===========
Liabilities and Stockholders' Equity
Short-term borrowings                                  $ 1,064,358        $ 2,779,213
Securities sold but not yet purchased,
 at market value                                         7,086,931          7,365,877
Securities loaned or sold under agreements
 to repurchase                                          19,492,279         19,029,553
Payables:
    Clients                                              2,809,610          2,745,209
    Brokers and dealers                                    253,442            664,260
    Dividends and interest                                 283,444            265,975
    Other liabilities and accrued expenses                 630,486            693,947
Income taxes                                                32,911             62,174
Accrued compensation and benefits                          242,088            289,572
                                                       -----------        -----------
                                                        31,895,549         33,895,780
Long-term borrowings                                     2,317,555          1,936,082
                                                       -----------        -----------
                                                        34,213,104         35,831,862
                                                       -----------         ----------
Commitments and contingencies

Stockholders' Equity
Common stock, $1 par value, 200,000,000 shares
  authorized; issued 84,064,387 shares at
  June 30, 1994; 83,603,262 shares at
  December 31, 1993                                         84,064             83,603
Additional paid-in capital                                 574,640            568,487
Retained earnings                                          733,392            721,115
                                                       -----------         ----------
                                                         1,392,096          1,373,205
Common stock held in treasury, at cost:
  8,013,444 shares at June 30, 1994;
  6,568,433 shares at December 31, 1993                   (137,470)          (112,390)
Unamortized cost of restricted stock                       (42,688)           (60,980)
Foreign currency translation adjustment                      1,964             (4,788)
                                                       -----------         ----------
                                                         1,213,902          1,195,047
                                                       -----------         ----------
                                                       $35,427,006        $37,026,909
                                                       ===========        ===========

[FN]
See notes to consolidated financial statements.

                                              Paine Webber Group Inc.
                                Consolidated Statements of Cash Flows (unaudited)
                                            (In thousands of dollars)
                                                                Six Months Ended
                                                                     June 30,
                                                          ------------------------
                                                              1994           1993
                                                          ----------       --------

 Cash flows from operating activities:
   Net earnings                                           $   30,593    $   130,185
   Adjustments to reconcile net earnings to cash
    provided by (used for) operating activities:
   Noncash items included in net earnings:
       Depreciation and amortization                          19,712         14,648
       Deferred income taxes                                 (22,213)         5,107
       Amortization of deferred charges                       58,634         33,262
       Other                                                  22,569         27,455
     (Increase) decrease in operating receivables:
       Clients                                              (106,611)      (382,749)
       Brokers and dealers                                   599,355        133,411
       Dividends and interest                                 26,929        (33,691)
       Fees and other                                        (27,062)        72,380
     Increase (decrease) in operating payables:
       Clients                                                64,401         20,982
       Brokers and dealers                                  (410,818)      (360,958)
       Dividends and interest                                 17,469         39,715
       Other                                                (150,835)        42,157
     (Increase) decrease in:
       Securities inventory                                3,417,279     (2,794,669)
       Securities borrowed or purchased under
        agreements to resell                              (2,268,429)    (3,210,967)
       Cash and securities on deposit                          6,685         17,533
       Other assets                                         (185,871)       (87,782)
     Increase (decrease) in:
       Securities sold but not yet purchased                (278,946)     2,274,910
       Securities loaned or sold under
        agreements to repurchase                           1,307,719      1,262,501
                                                          ----------     ----------
      Cash provided by (used for) operating activities     2,120,560     (2,796,570)
                                                          ----------     ----------

Cash flows from financing activities:
  Net proceeds from (payments on):
    Short-term borrowings                                 (1,714,855)       356,885
    Securities sold under agreements to repurchase,
      net of securities purchased under
      agreements to resell                                  (768,057)     1,932,489
  Proceeds from:
    Issuance of long-term borrowings                         488,052        607,529
    Employee stock transactions                                9,807          7,823
  Payments for:
    Settlement of long-term borrowings                      (107,420)       (92,265)
    Repurchases of common stock                              (31,333)       (30,048)
    Dividends                                                (18,317)       (15,152)
                                                          ----------      ---------
    Cash (used for) provided by financing activities      (2,142,123)     2,767,261
                                                          ----------      ---------

Cash flows from investing activities:
  Net payments for:
    Office equipment and leasehold improvements              (36,180)       (39,272)
                                                          ----------      ---------
    Cash used for investing activities                       (36,180)       (39,272)
                                                          ----------      ---------
    Decrease in cash and cash equivalents                    (57,743)       (68,581)
    Cash and cash equivalents, beginning of period           241,038        282,990
                                                          ----------      ---------
    Cash and cash equivalents, end of period            $    183,295     $  214,409
                                                          ==========      =========


See notes to consolidated financial statements.


                                       Paine Webber Group Inc.
                       Notes to Consolidated Financial Statements (unaudited)
                    (In thousands of dollars except share and per share amounts)

Basis of Presentation

The consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary, PaineWebber Incorporated ("PWI"), (collectively the "Company"). All material intercompany balances and transactions have been eliminated. The financial information as of and for the periods ended June 30, 1994 and 1993 is unaudited. However, in the opinion of management of the Company, such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. These financial statements should be read in conjunction with the most recent annual report and previously issued quarterly report. Certain reclassifications have been made in prior year financial statements to conform to current year presentations. The Company's principal line of business is to serve the investment and capital needs of individual, corporate, institutional and public agency clients.

Securities Inventory

Securities inventory and securities sold but not yet purchased, which consist of the Company's trading accounts, are recorded at market value and are comprised of:
                                                       June 30,   December 31,
                                                         1994        1993
                                                   ------------   ------------
    Securities inventory:
       U.S. government and agency obligations      $  7,476,605   $  8,453,431
       First mortgage notes held for resale             959,321      3,125,445
       State and municipal obligations                  752,515        719,008
       Commercial paper and other short-term debt       810,135        652,636
       Corporate debt securities                        836,008        864,293
       Corporate equity securities                      595,366      1,032,416
                                                    -----------    -----------
                                                    $11,429,950    $14,847,229
                                                    ===========    ===========
    Securities sold but not yet purchased:
       U.S. government and agency obligations       $ 6,054,281    $ 6,395,861
       State and municipal obligations                  137,713         25,653
       Corporate debt securities                        453,002        177,611
       Corporate equity securities                      441,935        766,752
                                                    -----------    -----------
                                                    $ 7,086,931    $ 7,365,877
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

Included in short-term borrowings at June 30, 1994 and December 31, 1993 were the following:

                                                        June 30,   December 31,
                                                          1994         1993
                                                     ----------     ----------
         Commercial paper                           $   751,367     $1,083,483
         Bank loans                                     252,991      1,670,730
         Medium-Term Notes                               60,000         25,000
                                                     ----------     ----------
                                                     $1,064,358     $2,779,213
                                                     ==========     ==========


                               Notes to Consolidated Financial Statements (continued)

Long-Term Borrowings

Long-term borrowings at June 30, 1994 and December 31, 1993 consisted of the following :

                                                      June 30,        December 31,
                                                        1994             1993
                                                    -----------       -----------
Fixed Rate Notes Due 1995-2014                      $ 1,188,800       $  998,156
Fixed Rate Subordinated Notes Due 2002                  174,280          174,236
Medium-Term Senior Notes                                487,100          331,975
Medium-Term Subordinated Notes                          350,150          298,650
Bank Term Loans                                          50,000           70,000
Convertible Debentures                                   19,299           15,435
Other                                                    47,926           47,630
                                                     ----------       ----------
                                                     $2,317,555       $1,936,082
                                                     ==========       ==========

As of June 30, 1994, the Company had $837,250 of Medium-Term Senior and Subordinated Notes outstanding, with maturities of one year to thirty years from the date of issuance, at a weighted average interest rate of 5.56%.

Total interest payments relating to repurchase agreements, short-term borrowings, stock loans and long-term borrowings were $651,604 and $462,710 for the six months ended June 30, 1994 and 1993, respectively.

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

These contracts are valued at market, and unrealized gains and losses are reflected in the financial statements. The gross contract or notional amounts of the financial instruments which are not reflected in the Consolidated Statements of Financial Condition, are set forth in the following table and provide only a measure of the Company's involvement in these contracts at June 30, 1994 and December 31, 1993. They do not represent amounts subject to market risks and, in many cases, serve to reduce the Company's overall exposure to market and other risks.


                        Notes to Consolidated Financial Statements (continued)


Financial Instruments with Off-Balance-Sheet Risk and Concentrations of
  Credit Risk (continued)

Market Risk (continued)

                                                        June 30,     December 31,
                                                          1994          1993
                                                      ----------     ----------

Mortgage-backed securities, forward contracts and
 options written                                     $27,744,756    $54,803,708

Foreign exchange forward contracts, futures
 contracts and options written                         3,995,556      2,819,063

Securities contracts including futures, forwards
 and options written                                  14,243,658      7,832,106

Interest rate swaps, caps and floors                     250,644        408,583


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

The Company's risk of loss in the event of counterparty default is typically limited to the cost of replacing all contracts on which the Company has recorded an unrealized gain or for purchased options, the net realizable value. With respect to forward contracts and interest rate swaps, caps and floors, the unrealized gain amounted to $161,812 at June 30, 1994. The net realizable value of options purchased amounted to $240,831 at June 30, 1994. Transactions in futures contracts are conducted through regulated exchanges which guarantee performance of counterparties and are settled in cash on a daily basis, thereby, minimizing credit risk.

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



                        Notes to Consolidated Financial Statements (continued)

Financial Instruments with Off-Balance-Sheet Risk and Concentrations of
  Credit Risk (continued)

Credit Risk in Proprietary and Client Transactions (continued)

Trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at June 30, 1994 were settled without adverse effect on the Company's financial statements, taken as a whole.

The Company may pledge clients' securities as collateral in support of securities loaned and bank loans, or to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At June 30, 1994, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Commitments and Contingencies

The Company is contingently liable as guarantor of certain partnerships' obligations for $23,132. In addition, certain of the Company's subsidiaries are contingently liable as issuer of $89,410 of notes payable to managing general partners of various limited partnerships pursuant to Internal Revenue Service guidelines. In the opinion of management of the Company, these contingencies will have no material adverse effect on the Company's financial statements taken as a whole. The Company has conditional commitments of $25,015 to contribute capital to investment partnerships.

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

As of June 30, 1994, securities with a market value of $419,352 had been loaned or pledged as collateral for securities borrowed of approximately equal market value.

The Company was contingently liable under unsecured letters of credit totaling $232,071 at June 30, 1994.

Stockholders' Equity

At the Annual Meeting of Stockholders held on May 5, 1994, the stockholders approved an increase in the number of common shares authorized for issuance from 100,000,000 shares to 200,000,000 shares.

On August 4, 1994, the Board of Directors declared a regular quarterly cash dividend on the Company's common stock of $0.12 per share payable on October 3, 1994 to stockholders of record on September 2, 1994.

As of June 30, 1994, the Company had 24,137,699 authorized shares of common stock reserved for issuance in connection with stock option and stock award plans.

                       Notes to Consolidated Financial Statements (continued)


Capital Requirements

PWI is subject to the Securities and Exchange Commission Uniform Net Capital Rule and the New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2% of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4% of such aggregate debit items. Business may not be expanded if net capital is less than 5% of such aggregate debit items. As of June 30, 1994, PWI's net capital of $600,420 was 17% of aggregate debit balances and its net capital in excess of the minimum required was $524,739.

Income Taxes

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                 --------------------     --------------------
                                   1994         1993       1994          1993
                                 --------     -------     -------       ------
     Tax at U.S.
       statutory rates             35.0%        34.0%      35.0%         34.0%
     State, local and foreign
       income taxes, net of
       federal tax benefit          5.5          5.6        5.5           5.6
       Foreign rate differential   (0.3)        (1.1)      (0.3)         (0.9)
       Nontaxable dividends &
         interest                   2.2         (0.7)      (3.6)         (0.6)
       Other, net                  (2.4)         1.2        3.4           0.9
                                  -------      -------    -------       ------
                                   40.0%        39.0%      40.0%         39.0%
                                  =======      =======    =======       ======

Income taxes paid were approximately $57,263 and $74,183 for the six months ended June 30, 1994 and 1993, respectively.

Earnings (Loss) Per Common Share

Earnings per common share is computed by dividing net earnings applicable to common shares, adjusted for any interest savings, by the weighted average common and common equivalent shares outstanding during each period presented. Common equivalent shares include common shares issuable under the Company's stock option and award plans, the conversion of convertible debentures and preferred equities, and restricted stock outstanding.

In the second quarter of 1994, as a result of the net loss reported, the Company computed its loss per common share by dividing the net loss by the weighted average common shares outstanding during the quarter.

For the three months ended March 31, 1994 and for the six months ended June 30, 1994, the Company computed its earnings per common share under the modified treasury stock method in accordance with Accounting Principles Board Opinion No.
15. The modified treasury stock method is used when the number of shares obtainable upon exercise of outstanding options, warrants and their equivalents exceeds 20% of the Company's outstanding common stock. Under this method, all options, warrants and their equivalents are assumed to have been exercised, whether or not dilutive, and the aggregate proceeds used to repurchase up to 20% of the outstanding shares. Any remaining proceeds are then used to reduce short-term or long-term borrowings.

In 1993, the Company computed its earnings per common share under the treasury stock method which assumes the aggregate proceeds obtainable upon exercise of dilutive options, warrants and their equivalents were used to repurchase outstanding shares.


                         Notes to Consolidated Financial Statements (continued)

Subsequent Event

In July 1994, the Company made a firm bid to purchase two structured floating rate securities from the PaineWebber Short-Term U.S. Government Income Fund, a mutual fund managed by the Company's investment subsidiary, Mitchell Hutchins Asset Management Inc. The bid was for an aggregate price of approximately $180,000.


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
                                             of Operations
                                             -------------

General

The Company's principal business activities are, by their nature, affected by many factors, including general economic and financial conditions, the level and volatility of interest rates, currency and security valuations, competitive conditions, counterparty risk, transactional volume and market liquidity. As a result, revenues and profitability have been in the past, and are likely to continue to be, subject to fluctuations reflecting the impact of these factors.

At the beginning of 1994, the favorable trends in the U.S. securities markets continued. Beginning in early February, the Federal Reserve Board shifted to a more restrictive monetary policy due to inflationary fears, and increased the short-term interest rates four times from February through May. The advance in interest rates triggered declines in the prices of stocks and bonds. A slowdown in institutional and retail customer activity started toward the end of February and continued through June affecting the liquidity of certain securities markets, particularly the mortgage-backed markets, thus negatively impacting the firm's earnings beginning in the latter part of the first quarter and continuing to date.

Results of Operations

Quarter Ended June 30, 1994 compared to Quarter Ended June 30, 1993

The Company's net earnings for the quarter ended June 30, 1994, before giving effect to a non-recurring after-tax charge of approximately $34 million related to the PaineWebber Short-Term U.S. Government Income Fund (the "Fund"), were $9.1 million or $0.12 per primary and fully diluted share, as compared to $59.3 million or $0.74 per primary share ($0.69 per fully diluted share) earned in the second quarter of 1993. The net loss for the second quarter of 1994, after giving effect to the non-recurring charge, was $25.1 million or $0.35 per primary and fully diluted share. Total revenues of $902.3 million were 5.5% lower than those reported for the second quarter of 1993, while revenues, net of interest expense, decreased $107.5 million to $579.0 million. The decrease in revenues is primarily attributable to reduced client demand for fixed income products, particularly in the mortgage business, in response to the changing interest rate environment.

Results for the second quarter were adversely affected by a non-recurring after-tax charge of approximately $34 million ($57 million pre-tax) relating to the proposed reimbursement of the Fund, a mutual fund managed by the Company's investment subsidiary, Mitchell Hutchins Asset Management Inc., for losses and other expenses attributable to mortgage-derivative securities owned by the Fund. The Fund's performance was adversely affected by the rapid and substantial decline in the mortgage-backed securities market which was triggered by rising interest rates. Beyond these unusual market conditions, however, certain of the Fund's securities, known as Non-Planned Amortization Class (non-PAC) interest only and principal only ("I/O and P/O") securities contributed about $.06 of the decline in the Fund's per share net asset value ("NAV") during the period. As a result of the decline in the Fund's NAV due to the non-PAC I/O and P/O securities, payments expected to approximate $33 million will be made for the benefit of Fund shareholders, subject to court approval. These payments reflect the losses incurred by the Fund by reason of its investments in those non-PAC I/O and P/O securities and would be made to the Fund or directly to shareholders participating in the class action settlement. In addition, in June the Company purchased all the Fund's remaining I/O and P/O securities. In July, the Company made a firm bid to purchase two structured floating rate securities from the Fund for an aggregate price of approximately $180 million (see also the "Subsequent Event" footnote).

Commission revenues in the second quarter of 1994 were relatively unchanged at $240.7 million as compared to $240.0 million during the second quarter of 1993. During the second quarter of 1994, insurance commissions increased $9.6 million or 38.8% over the prior year period on increased sales of annuity contracts and mutual fund commissions improved $2.2 million or 5.7%. These gains were offset by lower commissions from listed securities and commodities.

Principal transactions revenues decreased $90.2 million or 49.6% from the second quarter 1993 reflecting lower results in mortgage and corporate debt obligations. This decrease was the direct result of further rises in interest rates which caused illiquidity in the mortgage business and reduced customer demand for fixed income products. These losses were partially offset by higher results in U.S. Government and corporate equity securities.




                             Management's Discussion and Analysis of Financial
                              Condition and Results of Operations (continued)

Results of Operations (continued)

Investment banking revenues for the quarter ended June 30, 1994 were $59.1 million as compared to the $96.6 million earned during the second quarter of 1993 reflecting a lower level of corporate and municipal offerings.

Asset management fees, which are largely recurring in nature, increased $12.2 million or 15.7% over the second quarter of 1993 as average client assets in managed or wrap fee accounts increased 32% and average assets in long-term mutual funds increased 17% over the second quarter of 1993. Total assets under management were $36.3 billion as of June 30, 1994 compared to $37.6 billion as of June 30, 1993.

Net interest increased $2.0 million or 3.4% due to increased margin lending to customers. Average margin debits during the quarter increased 20% from the prior year quarter and the interest spread earned increased 23 basis points.

Other income rose 16.9% to $36.1 million primarily due to higher transaction and account fees and increased dividends on higher equity inventory.

Compensation and benefits decreased $43.8 million to $344.7 million primarily due to lower revenue driven compensation paid to institutional and retail investment executives and lower performance based incentives. This decrease was partially offset by increases reflecting strategic hiring, salary increases, higher costs related to employee benefit plan enhancements and a change in pension plan assumptions. Employee compensation and related expenses as a percentage of revenues was 59.5% as compared to 56.6% during the second quarter of 1993.

All other operating expenses increased $75.3 million or 37.5% during the second quarter of 1994 as compared to the second quarter of 1993. Other expenses increased $62.3 million primarily due to the charge related to the Fund and litigation-related expenses. Litigation-related expenses also contributed to the increase in professional services. Higher office and equipment expense, as well as communications expense, reflects increased costs associated with technology initiatives. Lower advertising expenditures resulted in reduced business development expenses.

Six Months Ended June 30, 1994 compared to Six Months Ended June 30, 1993

Net income for the six months ended June 30, 1994, before giving effect to the non-recurring charge, was $64.8 million or $0.84 per primary share ($0.83 per fully diluted share), as compared to the $130.2 million earned during the six months ended June 30, 1993 or $1.62 per primary share ($1.53 per fully diluted share). Net income, including the charge, was $30.6 million or $0.41 per primary and fully diluted share. Revenues, net of interest expense, decreased $52.2 million to $1,331.0 million. These declines were primarily attributable to reduced client demand for fixed income products and the charges related to the Fund.

During the six months ended June 30, 1994, commission revenues improved 8.2% over the six months ended June 30, 1993 to $521.4 million. Insurance commissions gained $23.5 million or 55.5%, mutual fund commissions rose $12.5 million or 16.5%, options commissions rose $9.4 million or 28.0%, and commissions from listed securities rose $6.3 million or 2.4%. These gains were partially offset by a decrease in commissions earned from commodities.

Principal transactions revenues decreased $108.9 million or 28.3% from the six months ended June 30, 1993 due to less profitable trading results in mortgage-backed securities, corporate debt, and municipal obligations. These decreases reflect the difficult fixed income market during the first half of 1994. These declines were partially offset by higher results in U.S Government and corporate equity securities.

Investment banking revenues for the six months ended June 30, 1994 decreased $41.6 million to $156.7 million as compared to the $198.3 million earned during the six months ended June 30, 1993. This decrease reflects a lower number of corporate and municipal underwritings.

Asset management fees increased $30.2 million or 20.0% over the prior year period to $181.0 million primarily due to increased advisory, distribution, and wrap account fees on higher average assets.



                              Management's Discussion and Analysis of Financial
                               Condition and Results of Operations (continued)

Net interest increased $14.2 million or 12.3% due to increased margin lending to customers and improved spreads on higher fixed income inventory levels. Average margin debits increased 23% from the prior year period while the interest spread increased 15 basis points. These gains were partially offset by increased financing costs on higher equity inventory.

Other income rose $14.7 million or 28.0% primarily due to higher transaction and account fees, and increased dividends on higher equity inventory. In addition, other income includes increased fees on Individual Retirement Accounts ("IRA") and the Company's Resource Management Accounts ("RMA"), as the number of IRA and RMA accounts increased 9.7% and 6.2%, respectively.

Compensation and benefits decreased $7.4 million to $776.4 million primarily due to lower performance based incentives. This decrease is offset by higher revenue driven compensation paid to retail investment executives, strategic hiring, salary increases, higher costs related to employee benefit plan enhancements and a change in pension plan assumptions. Employee compensation and related expenses as a percentage of revenues was 58.3% as compared to 56.7% during the first half of 1993.

All other operating expenses increased $117.7 million or 30.5% in the six months ended June 30, 1994 as compared to the six months ended June 30, 1993. Other expenses increased $87.0 million over the prior year period primarily due to the charge related to the Fund. Increased litigation-related expenses are included in other expenses and professional services. Higher office, equipment and communication expenses reflect increased costs associated with technology initiatives.

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

The Company's total assets at June 30, 1994 were $35.4 billion compared to $37.0 billion at December 31, 1993, reflecting decreases primarily in U.S. government inventory positions and first mortgage notes held for resale. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and the issuance of long-term senior and subordinated debt.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has a committed revolving credit agreement with a group of banks to provide $225.0 million through March 1995 and a $275.0 million revolving credit facility which expires in March 1995 with provisions for renewal through November 1996. At June 30, 1994, there were no outstanding borrowings under these facilities. Additionally, the Company had more than $5 billion in uncommitted lines of credit at June 30, 1994.

The Company maintains public debt shelf registrations with the Securities and Exchange Commission ("SEC"). The Company issued $200.0 million of 7 5/8% Senior Notes in the first quarter of 1994 and $345.0 million of Medium-Term Senior and Subordinated Notes, with varying rates of interest, during the six months ended June 30, 1994 under these registration statements. At June 30, 1994, the Company had $1,007.6 million in debt securities available for issuance under previously filed shelf registrations.



                             Management's Discussion and Analysis of Financial
                              Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Capital Resources and Capital Adequacy

The Company's total capital base at June 30, 1994, which includes long-term borrowings and stockholders' equity, was $3.5 billion, an increase of $400.3 million from December 31, 1993. The additions to capital reflect increases in both long-term borrowings and stockholders' equity of $381.5 million and $18.9 million, respectively.

The increase in long-term borrowings from December 31, 1993 primarily reflects
the issuance of $200.0 million of    7 5/8% Senior Notes in the first quarter of
1994 and the net issuance of $206.6 million of Medium-Term Senior and Subordinated Notes. Offsetting these increases was the maturity of a $20.0 million bank term loan in May 1994.

The increase in stockholders' equity from December 31, 1993 is primarily the result of the Company's net earnings for the six months of $30.6 million and net amortization of restricted stock awards of $18.8 million. This increase was offset by the repurchase of 1.8 million shares of the Company's common stock for $31.3 million. As of June 30, 1994, the Company had authorization to repurchase up to 9.6 million additional shares of its common stock.

At the Annual Meeting of Stockholders which was held on May 5, 1994, the stockholders approved an increase in the number of the Company's common shares authorized for issuance from 100,000,000 shares to 200,000,000 shares.

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

Merchant Banking, Highly Leveraged and Structured Securities Transactions

In connection with its merchant banking activities, the Company has provided financing and made investments in companies, some of which are involved in highly leveraged transactions. Positions taken or commitments made by the Company may involve credit or market risk from any one issuer or industry.

At June 30, 1994, the Company had investments in merchant banking transactions which were affected by liquidity, reorganization or restructuring issues of $53.1 million, net of reserves, compared to $52.1 million, net of reserves, at December 31, 1993. Included in the portfolio at June 30, 1994 is an investment of $49.6 million in a limited partnership which specializes in investments in corporate restructurings and special situations.

The Company's trading activities include market-making transactions in high-yield debt securities. These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness and lower credit ratings and are, therefore, more vulnerable to general economic conditions. At June 30, 1994, the Company held in long and short inventory approximately $178.7 million and $48.7 million, respectively, of high-yield debt securities, which accounted for approximately 1.2% of gross inventory positions. No one issuer accounted for more than 11% of
the total amount.    Historically, the Company's high-yield portfolio has not
been material to the Company's financial condition. The Company continually monitors its risk positions associated with high-yield debt securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at market value, with unrealized gains and losses reflected in revenues.

On June 8, 1994, the Company purchased $55 million of mortgage derivative securities from the Short-Term U.S. Government Income Fund. Due to disruptions over the past several months in the mortgage-backed securities markets, these securities are subject to liquidity constraints.


                                    PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings
- --------------------------

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions in which compensatory damages of $125 million or more appear to be sought, and in which there have been material developments during the quarter, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $125 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $125 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, and intends to defend vigorously each such case. The following developments have occurred in the indicated cases, each of which was previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 or in its Quarterly Report on Form 10-Q for the three months ended March 31, 1994.

Northview Corporation Litigation

On May 10, 1994, the Court granted PaineWebber Incorporated's motion to strike certain exhibits attached to plaintiff's fourth amended complaint. On July 13, 1994, the trial court overruled the demurrer filed by PaineWebber Incorporated to plaintiff's fourth amended complaint as well as the demurrers filed by the other defendants, and in addition, denied the motion for summary adjudication filed by the law firm that acted as outside counsel to both Northview Corporation and Calmark Financial Corporation.

The time within which to file an answer to plaintiff's fourth amended complaint has been extended for a period of thirty days from the date of the above ruling.

ICN Pharmaceuticals Litigation

On July 27, 1994, the Trial Court issued an order and final judgement approving the Stipulation of Settlement reached between plaintiffs and PaineWebber Incorporated in the consolidated class actions.

Arizona State Carpenters Pension Trust Fund, et al. v. Mitchell Hutchins Institutional Investors, et al.

All parties to the litigation have reached an agreement in principle to resolve all claims in this matter.

ITEM 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

   (a)      The following exhibits are filed herewith:

              Exhibit 11    -     Computation of Earnings (Loss) Per Common Share

              Exhibit 12    -     Computation of Ratio of Earnings to Fixed Charges

   (b)      Reports on Form 8-K:

            The Company filed a Current Report on Form 8-K dated June 6, 1994 relating to the Amendment of Certificate of Incorporation to increase the number of common shares authorized for issuance from 100,000,000 shares to 200,000,000 shares. The item reported on such Current Report was "Item 5 - Other Events" and "Item 7 - Exhibits".


                                      PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K (continued)
- ----------------------------------------------------

            The Company filed a Current Report on Form 8-K dated June 8, 1994 relating to a press release issued by the Company regarding the Company's actions to increase the net asset value and reduce the volatility of the Short-Term U.S. Government Income Fund. The item reported on such Current Report was "Item 5 - Other Events".

            The Company filed a Current Report on Form 8-K dated July 22, 1994 relating to a press release issued by the Company reporting the results for the second quarter of 1994. The item reported on such Current Report was "Item 5 - Other Events".

            The Company filed as Amendment No. 1 to its Current Report on Form 8-K/A dated July 25, 1994 relating to the correction of its Current Report on Form 8-K dated June 8, 1994. The item reported on such Amendment No. 1 to its Current Report was "Item 5 - Other Events".

            The Company filed a Current Report on Form 8-K dated July 29, 1994 relating to the sale of 1,300,000 U.S. Dollar Increase Warrants on the Japanese Yen expiring July 31, 1996. The item reported on such Current Report was "Item 5 - Other Events" and "Item 7 - Exhibits".


                                                SIGNATURE






Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         Paine Webber Group Inc.
                                                         -----------------------
                                                                (Registrant)








Date: August 10, 1994                                   By: /s/ Regina A. Dolan
      ---------------                                   -----------------------
                                                        Regina A. Dolan
                                                        Vice President,
                                                        Chief Financial Officer









Exhibit 11
                                                       Paine Webber Group Inc.
                                              Computation of Earnings (Loss) Per Common Share
                                        (In thousands of dollars except share and per share amounts)

                                            Three Months Ended June 30,          Six Months Ended June 30,
                                            ----------------------------          -------------------------
                                               1994               1993 <F1>           1994        1993 <F1>
                                            ------------      ----------         -----------     ----------

Primary:
Weighted average common shares
  outstanding                                 70,728,823       68,512,450         71,028,825     64,785,516

Equivalent shares outstanding for:
  Stock options and awards                        -             7,125,302          6,697,995      6,896,700

  Participating Preferred Stock                   -             4,137,948             -           7,908,666

  6.5% Convertible Debentures                     -                -               1,470,110         -
                                             ------------      ----------        -----------     ----------
Total weighted average common and
  common equivalent shares                     70,728,823      79,775,700         79,196,930     79,590,882
                                             ============      ==========        ===========     ==========

Net earnings (loss)                          $    (25,055)     $   59,301        $    30,593     $  130,185

Preferred dividend requirements                    -                 (533)            -              (1,066)

Interest savings                                   -                -                  1,846         -
                                             -------------     ----------        -----------     ----------

Earnings (loss) applicable for common shares $    (25,055)     $   58,768        $    32,439     $  129,119
                                             ============      ==========        ===========     ==========
Earnings (loss) per common share             $      (0.35)     $     0.74        $      0.41     $     1.62
                                             ============      ==========        ===========     ==========
Fully Diluted:

Weighted average common shares outstanding     70,728,823      68,512,450         71,028,825     64,785,516

Equivalent shares outstanding for:
  Stock options and awards                         -            8,054,430          6,697,995      7,901,937

  Participating Preferred Stock                    -            4,137,948             -           7,908,666

  6.5% Convertible Debentures                      -               -               1,470,110         -

Assumed conversion of 8% Convertible Debentures
  and $1.375 Preferred Stock                       -            5,779,262          1,405,552      5,938,596
                                              -----------      ----------        -----------     ----------

Total weighted average common and
  common equivalent shares                     70,728,823      86,484,090         80,602,482     86,534,715
                                              ===========      ==========        ===========     ==========

Net earnings (loss)                          $    (25,055)    $    59,301        $    30,593     $  130,185

Interest savings                                   -                  903              2,242          1,900
                                              -----------      ----------        -----------     ----------

Earnings (loss) applicable for
  common shares                             $     (25,055)   $     60,204       $     32,835    $   132,085
                                             =============    ===========        ===========     ==========

Earnings (loss) per common share            $       (0.35)   $       0.69       $       0.41    $      1.53
                                             =============    ===========        ===========     ==========

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

Exhibit 12

                                                     Paine Webber Group Inc.
                                         Computation of Ratio of Earnings to Fixed Charges
                                                    (In thousands of dollars)

                              Six Months
                             Ended June 30,                   Years Ended December 31,
                             -------------    ------------------------------------------------------------------
                                  1994            1993         1992           1991         1990         1989
                             ------------     -----------   ----------     ----------    ----------  ----------

Earnings (loss)
  before taxes               $     50,989     $   407,576   $  339,115     $  226,247    $ (102,633) $   82,568
                             ------------     -----------   ----------     ----------    ----------  ----------
Fixed charges:

  Interest                        653,754       1,130,712      879,242     1,056,124      1,242,151   1,198,640


  Interest factor in rents         25,711          50,133       45,962        43,804         42,223      40,360
                             ------------      ----------   ----------     ---------      ---------   ---------

  Total fixed charges             679,465       1,180,845      925,204     1,099,928      1,284,374   1,239,000
                             ------------      ----------   ----------     ---------      ---------   ---------

Earnings before taxes
  and fixed charges          $    730,454      $1,588,421   $1,264,319    $1,326,175     $1,181,741  $1,321,568
                             ============      ==========   ==========    ==========     ==========  ==========


Ratio of earnings to
  fixed charges                       1.1             1.3          1.4           1.2          <F1>          1.1
                             ============      ==========   ==========    ==========     ==========  ==========



For purposes of computing the ratio of earnings to combined fixed charges, "earnings" consist of earnings (loss) before taxes and fixed charges. "Fixed charges" consist of interest expense incurred on securities sold under agreements to repurchase, short-term borrowings, long-term borrowings and that portion of rental expense estimated to be representative of the interest factor.

<F1>  Earnings were inadequate to cover fixed charges and would have had to increase approximately $102,633 in order to cover the deficiency.
