Form 10-Q
period 1994-09-30
PAINE WEBBER GROUP INC
filed 1994-11-14
CIK 75754

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                            ________________________

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    ------------

                         Commission file number 1-7367

                             PAINE WEBBER GROUP INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                       13-2760086
- -------------------------------------------      ----------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                    Identification Number)


1285 Avenue of the Americas, New York, N.Y.                  10019
- -------------------------------------------      ----------------------------
(Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code:  (212) 713-2000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X    No
                                                      ---      ---


                            -----------------------


On November 3, 1994, the Registrant had outstanding 75,509,518 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                            PAINE WEBBER GROUP INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 1994



                               TABLE OF CONTENTS





PART I.             FINANCIAL INFORMATION                                 Page
                    ---------------------                                 ----

     Item 1.        Financial Statements.

                    Consolidated Statements of Operations
                    (unaudited) for the Three Months and
                    Nine Months Ended September 30, 1994 and 1993.           2

                    Consolidated Statements of Financial
                    Condition (unaudited) at September 30, 1994
                    and December 31, 1993.                                   3

                    Consolidated Statements of Cash Flows
                    (unaudited) for the Nine Months Ended
                    September 30, 1994 and 1993.                             4

                    Notes to Consolidated Financial Statements
                    (unaudited).                                            5-10

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.                                            11-14

PART II.            OTHER INFORMATION
                    -----------------

     Item 1.        Legal Proceedings.                                      15
     Item 5.        Other Information.                                      15
     Item 6.        Exhibits and Reports on Form 8-K.                       15

                    Signature                                               16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PAINE WEBBER GROUP INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                    --------------------------       --------------------------
                                                        1994          1993              1994           1993
                                                    ------------  ------------       ------------  ------------
REVENUES
      Commissions                                   $   220,677  $   248,522         $   742,062    $   730,633
      Principal transactions                            110,965      209,933             386,526        594,438
      Investment banking                                 64,864      100,886             221,598        299,172
      Asset management                                   87,084       83,438             268,056        234,193
      Other                                              35,775       33,912             102,814         86,297
      Interest                                          420,684      366,559           1,203,790        984,154
                                                    -----------  -----------         -----------    -----------
         Total revenues                                 940,049    1,043,250           2,924,846      2,928,887
      Interest expense                                  350,235      306,495           1,003,989        808,919
                                                    -----------  -----------         -----------    -----------
         Net revenues                                   589,814      736,755           1,920,857      2,119,968
                                                    -----------  -----------         -----------    -----------

NON-INTEREST EXPENSES
      Compensation and benefits                         362,284      419,374           1,138,727      1,203,252
      Office and equipment                               56,620       54,462             168,445        156,694
      Communications                                     32,521       31,908              97,542         92,449
      Business development                               19,616       25,510              63,167         67,208
      Professional services                              17,976       17,855              58,777         47,013
      Brokerage, clearing & exchange fees                19,499       19,898              61,965         59,200
      Other                                              47,403       68,381             247,350        181,367
                                                    -----------  -----------         -----------    -----------
         Total non-interest expenses                    555,919      637,388           1,835,973      1,807,183
                                                    -----------  -----------         -----------    -----------

Earnings before taxes                                    33,895       99,367              84,884        312,785
                                                    -----------  -----------         -----------    -----------

Provision for income taxes:
      Federal                                             9,262       28,702              15,214         85,801
      State, local and foreign                            4,296       11,542              18,740         37,676
                                                    -----------  -----------         -----------    -----------
                                                         13,558       40,244              33,954        123,477
                                                    -----------  -----------         -----------    -----------
NET EARNINGS                                        $    20,337  $    59,123         $    50,930    $   189,308
                                                    ===========  ===========         ===========    ===========

Earnings applicable to common shares                $    20,337  $    58,590         $    50,930    $   187,709
                                                    ===========  ===========         ===========    ===========
Earnings per common share:
         Primary                                    $     0 .27  $      0.75         $      0.67    $      2.36
         Fully diluted                              $     0 .26  $      0.72         $      0.67    $      2.22
Weighted average common shares:
         Primary                                     78,798,202   79,527,437          79,320,442     79,541,724
         Fully diluted                               80,203,754   84,695,097          80,725,994     87,539,738


Dividends declared per common share                 $      0.12  $      0.10         $     0.36     $      0.28



 See notes to consolidated financial statements.

                            PAINE WEBBER GROUP INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                                             September 30,       December 31,
                                                                                 1994               1993
                                                                             ------------        ------------
ASSETS
Cash and cash equivalents                                                     $   249,621        $   241,038
Cash and securities segregated and on deposit for
  Federal and other regulations                                                   329,554            327,172
Securities inventory, at market value                                           8,792,481         14,847,229
Securities borrowed or purchased under agreements to resell                    21,477,707         16,190,818
Receivables:
      Clients                                                                   4,132,408          3,417,093
      Brokers and dealers                                                         471,823            908,468
      Dividends and interest                                                      163,316            205,296
      Fees and other                                                              181,252            155,289
Office equipment and leasehold improvements, net
  of accumulated depreciation and amortization of $235,984
  at September 30, 1994 and $209,738 at December 31, 1993                         250,404            228,441
Other assets                                                                      851,472            506,065
                                                                              -----------        -----------
                                                                              $36,900,038        $37,026,909
                                                                              ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                         $ 1,265,922        $ 2,779,213
Securities sold but not yet purchased, at market value                          6,725,179          7,365,877
Securities loaned or sold under agreements to repurchase                       20,323,238         19,029,553
Payables:
      Clients                                                                   3,528,841          2,745,209
      Brokers and dealers                                                         338,230            664,260
      Dividends and interest                                                      173,203            265,975
      Other liabilities and accrued expenses                                      583,559            693,947
Income taxes                                                                       22,182             62,174
Accrued compensation and benefits                                                 274,213            289,572
                                                                              -----------        -----------
                                                                               33,234,567         33,895,780
Long-term borrowings                                                            2,440,339          1,936,082
                                                                              -----------        -----------
                                                                               35,674,906         35,831,862
                                                                              -----------        -----------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $1 par value, 200,000,000 shares
  authorized; issued 84,100,780 shares at September 30, 1994;
  83,603,262 shares at December 31, 1993                                           84,101             83,603
Additional paid-in capital                                                        574,428            568,487
Retained earnings                                                                 744,593            721,115
                                                                              -----------        -----------
                                                                                1,403,122          1,373,205
Common stock held in treasury, at cost:
  8,531,744 shares at September 30, 1994;
  6,568,433 shares at December 31, 1993                                         (145,489)          (112,390)
Unamortized cost of restricted stock                                             (35,071)           (60,980)
Foreign currency translation adjustment                                             2,570            (4,788)
                                                                              -----------        -----------
                                                                                1,225,132          1,195,047
                                                                              -----------        -----------
                                                                              $36,900,038        $37,026,909
                                                                              ===========        ===========




See notes to consolidated financial statements.

                            PAINE WEBBER GROUP INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (In thousands of dollars)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                             ---------------------------------
                                                                                  1994               1993
                                                                             --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                $    50,930          $   189,308
  Adjustments to reconcile net earnings to cash provided by
    (used for) operating activities:
  Noncash items included in net earnings:
    Depreciation and amortization                                                 29,978               22,805
    Deferred income taxes                                                        (20,785)             (36,204)
    Amortization of deferred charges                                              85,026               51,466
    Other                                                                         26,560               43,573
  (Increase) decrease in operating receivables:
    Clients                                                                     (718,757)            (585,276)
    Brokers and dealers                                                          436,645              (57,876)
    Dividends and interest                                                        41,980              (20,513)
    Fees and other                                                               (25,963)              42,076
  Increase (decrease) in operating payables:
    Clients                                                                      783,632              113,327
    Brokers and dealers                                                         (326,030)              96,556
    Dividends and interest                                                       (92,772)              20,108
    Other                                                                       (178,270)             181,886
  (Increase) decrease in:
    Securities inventory                                                       6,054,748           (5,448,549)
    Securities borrowed or purchased under agreements to resell               (6,261,608)          (3,156,001)
    Cash and securities on deposit                                                (2,382)              89,927
    Other assets                                                                (384,389)            (136,164)
  Increase (decrease) in:
    Securities sold but not yet purchased                                       (640,698)           1,838,272
    Securities loaned or sold under agreements to repurchase                   4,799,029            1,673,282
                                                                             -----------          -----------
   Cash provided by (used for) operating activities                            3,656,874           (5,077,997)
                                                                             -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on):
    Short-term borrowings                                                     (1,513,291)           1,407,428
    Securities sold under agreements to repurchase,
      net of securities purchased under agreements to resell                  (2,530,625)           3,393,901
  Proceeds from:
    Issuance of long-term borrowings                                             623,030              729,451
    Employee stock transactions                                                   10,710               20,679
  Payments for:
    Settlement of long-term borrowings                                          (120,040)            (218,023)
    Repurchases of common stock                                                  (39,546)            (108,728)
    Repurchase of Preferred Stock                                                   -                 (75,862)
    Dividends                                                                    (27,453)             (23,300)
                                                                             -----------          -----------
  Cash (used for) provided by financing activities                            (3,597,215)           5,125,546
                                                                             -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for:
    Office equipment and leasehold improvements                                  (51,076)             (67,578)
                                                                             -----------          -----------
    Cash used for investing activities                                           (51,076)             (67,578)
                                                                             -----------          -----------
    Increase (decrease) in cash and cash equivalents                               8,583              (20,029)
    Cash and cash equivalents, beginning of period                               241,038              282,990
                                                                             -----------          -----------
  Cash and cash equivalents, end of period                                   $   249,621          $   262,961
                                                                             ===========          ===========


See notes to consolidated financial statements.

                            PAINE WEBBER GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary, PaineWebber Incorporated ("PWI"), (collectively the "Company").
All material intercompany balances and transactions have been eliminated. The financial information as of and for the periods ended September 30, 1994 and 1993 is unaudited. However, in the opinion of management of the Company, such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. These financial statements should be read in conjunction with the most recent annual report and previously issued quarterly reports. Certain reclassifications have been made in prior year financial statements to conform to current year presentations. The Company's principal line of business is to serve the investment and capital needs of individual, corporate, institutional and public agency clients.

SECURITIES INVENTORY

Securities inventory and securities sold but not yet purchased, which consist of the Company's trading accounts, are recorded at market value and are comprised of:

                                                                          September 30,        December 31,
                                                                              1994                1993
                                                                          -------------       -------------
    Securities inventory:
       U.S. government and agency obligations                              $5,244,740          $ 8,453,431
       First mortgage notes held for resale                                   446,820            3,125,445
       State and municipal obligations                                        673,622              719,008
       Commercial paper and other short-term debt                             825,075              652,636
       Corporate debt securities                                              933,692              864,293
       Corporate equity securities                                            668,532            1,032,416
                                                                           ----------          -----------
                                                                           $8,792,481          $14,847,229
                                                                           ==========          ===========
    Securities sold but not yet purchased:
       U.S. government and agency obligations                              $5,654,546          $ 6,395,861
       State and municipal obligations                                         41,533               25,653
       Corporate debt securities                                              429,136              177,611
       Corporate equity securities                                            599,964              766,752
                                                                           ----------          -----------
                                                                           $6,725,179          $ 7,365,877
                                                                           ==========          ===========

SHORT-TERM BORROWINGS

The Company meets its short-term financing needs by obtaining bank loans on either a secured or unsecured basis; by issuing commercial paper and medium-term notes; by entering into repurchase agreements, whereby securities are sold with a commitment to repurchase at a future date; and through securities lending activity.

Included in short-term borrowings at September 30, 1994 and December 31, 1993 were the following:

                                                                         September 30,          December 31,
                                                                              1994                  1993
                                                                          ------------          ------------
         Commercial paper                                                  $  732,181           $1,083,483
         Bank loans                                                           473,741            1,670,730
         Medium-Term Notes                                                     60,000               25,000
                                                                           ----------           ----------
                                                                           $1,265,922           $2,779,213
                                                                           ==========           ==========

LONG-TERM BORROWINGS

Long-term borrowings at September 30, 1994 and December 31, 1993 consisted of the following :

                                                                           September 30,         December 31,
                                                                               1994                  1993
                                                                           -------------        --------------
Fixed Rate Notes Due 1995-2014                                            $ 1,191,880           $  998,156
Fixed Rate Subordinated Notes Due 2002                                        174,302              174,236
Medium-Term Senior Notes                                                      618,475              331,975
Medium-Term Subordinated Notes                                                358,150              298,650
Bank Term Loans                                                                30,000               70,000
Convertible Debentures                                                         19,277               15,435
Other                                                                          48,255               47,630
                                                                           ----------           ----------
                                                                           $2,440,339           $1,936,082
                                                                           ==========           ==========

As of September 30, 1994, the Company had $976,625 of Medium-Term Senior and Subordinated Notes outstanding, with maturities of one year to thirty years from the date of issuance, at a weighted average interest rate of 6.35%.

Total interest payments relating to repurchase agreements, short-term borrowings, stock loans and long-term borrowings were $1,120,250 and $788,811 for the nine months ended September 30, 1994 and 1993, respectively.

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

These contracts are valued at market, and unrealized gains and losses are reflected in the financial statements. The gross contract or notional amounts of the financial instruments, which are not reflected in the Consolidated Statements of Financial Condition, are set forth in the following table and provide only a measure of the Company's involvement in these contracts at September 30, 1994 and December 31, 1993. They do not represent amounts subject to market risks and, in many cases, serve to reduce the Company's overall exposure to market and other risks.

                                                              September 30,                 December 31,
                                                                  1994                           1993
                                                            ----------------               ---------------
                                                           Long        Short              Long         Short
                                                        ----------  -----------        ----------   -----------
Mortgage-backed securities forward contracts and
  options written                                       $9,927,271   $11,650,215      $22,477,910    $32,325,798

Foreign exchange forward contracts, futures contracts
  and options written                                      817,817     3,704,041          444,796      2,374,267

Securities contracts including futures, forwards
  and options written                                    2,851,907    10,954,058          680,205      7,151,901

Interest rate swaps, caps and floors                        47,800       230,000                0        408,583

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

Derivative credit exposures are calculated, aggregated and compared to established limits by the credit department. Credit reserve requirements are determined by senior management in conjunction with the Company's continuous credit monitoring procedures. Reserve requirements arising from instruments with off-balance-sheet risk have not been material.

Beginning in 1994, Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" requires companies to present, separately on the balance sheet, unrealized gains as assets and unrealized losses as liabilities for off-balance-sheet financial instruments. Netting is permitted only when a legal right of offset exists with the same counterparty under a master netting agreement. The effect of compliance with FASB Interpretation No. 39 in 1994 was not material to the Company's consolidated financial condition.

The Company's risk of loss in the event of counterparty default is typically limited to the cost of replacing over-the-counter financial instruments on which the Company has recorded an unrealized gain or, for purchased options, the net realizable value. With respect to forward contracts and interest rate swaps, caps and floors, the unrealized gain amounted to $106,163 at September 30, 1994. The net realizable value of options purchased amounted to $265,836 at September 30, 1994. Transactions in futures contracts are conducted through regulated exchanges which guarantee performance of counterparties and are settled in cash on a daily basis, thereby, minimizing credit risk.

Receivables and payables with brokers and dealers, and agreements to resell and repurchase securities are generally collateralized by cash, government and government-agency securities, and letters of credit. The market value of the initial collateral received is, at a minimum, equal to the contract value. Additional collateral is requested when considered necessary.

Client transactions are entered into on either a cash or margin basis. In a margin transaction, the Company extends credit to a client for the purchase of securities, using the securities purchased and/or other securities in the client's account as collateral for amounts loaned. Amounts loaned are limited by margin regulations of the Federal Reserve Board and other regulatory authorities and are subject to the Company's credit review and daily monitoring procedures. Market declines could, however, reduce the value of any collateral below the principal amount loaned, plus accrued interest, before the collateral can be sold.

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

Trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at September 30, 1994 were settled without adverse effect on the Company's financial statements, taken as a whole.

The Company may pledge clients' securities as collateral in support of securities loaned and bank loans, or to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At September 30, 1994, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

COMMITMENTS AND CONTINGENCIES

The Company is contingently liable as guarantor of certain partnerships' obligations for $22,218 and unsecured letters of credit totaling $248,601. In addition, certain of the Company's subsidiaries are contingently liable as issuer of $106,405 of notes payable to managing general partners of various limited partnerships pursuant to Internal Revenue Service guidelines. The fair value of these contingent liabilities is not considered material to the Company's financial condition or liquidity. In the opinion of management of the Company, these contingencies will have no material adverse effect on the Company's financial statements, taken as a whole. The Company has conditional commitments of $6,933 to contribute capital to investment partnerships.

The Company has been named as defendant in numerous legal actions in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, in the opinion of management of the Company, after consultation with various counsel handling such matters, these actions will be resolved with no material adverse effect on the Company's financial statements, taken as a whole.

As of September 30, 1994, securities with a market value of $813,733 had been loaned or pledged as collateral for securities borrowed of approximately equal market value.

In meeting the financing needs of certain of its clients, PWI has issued standby letters of credit which amounted to $8,261 at September 30, 1994. The standby letters of credit are fully collateralized.

STOCKHOLDERS' EQUITY

As of September 30, 1994, the Company had 26,242,072 authorized shares of common stock reserved for issuance in connection with stock option and stock award plans.

On October 20, 1994, the Board of Directors declared a regular quarterly cash dividend on the Company's common stock of $0.12 per share payable on January 4, 1995 to stockholders of record on December 5, 1994.

CAPITAL REQUIREMENTS

PWI is subject to the Securities and Exchange Commission Uniform Net Capital Rule and the New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2% of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4% of such aggregate debit items. Business may not be expanded if net capital is less than 5% of such aggregate debit items. As of September 30, 1994, PWI's net capital of $771,253 was 20% of aggregate debit balances and its net capital in excess of the minimum required was $693,638.

INCOME TAXES

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                      --------------------           --------------------
                                                       1994          1993             1994          1993
                                                      ------        ------           ------        ------
       Tax at U.S. statutory rates                     35.0%         35.0%            35.0%         35.0%
       State, local and foreign income taxes,
          net of federal tax benefit                    4.3           5.5              5.0           5.5
       Foreign rate differential                        2.2          (1.0)             0.7          (1.0)
       Nontaxable dividends & interest                 (2.0)         (1.2)            (3.0)         (0.8)
       Other, net                                       0.5           2.2              2.3           0.8
                                                       -----         -----            -----         -----
                                                       40.0%         40.5%            40.0%         39.5%
                                                       =====         =====            =====         =====

Income taxes paid were approximately $72,332 and $103,693 for the nine months ended September 30, 1994 and 1993, respectively.

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

For the three and nine months ended September 30, 1994, the Company computed its earnings per common share under the modified treasury stock method in accordance with Accounting Principles Board Opinion No. 15. The modified treasury stock method is used when the number of shares obtainable upon exercise of outstanding options, warrants and their equivalents exceeds 20% of the Company's outstanding common stock. Under this method, all options, warrants and their equivalents are assumed to have been exercised, whether or not dilutive, and the aggregate proceeds used to repurchase up to 20% of the outstanding shares. Any remaining proceeds are then used to reduce short-term or long-term borrowings.

In 1993, the Company computed its earnings per common share under the treasury stock method which assumes the aggregate proceeds obtainable upon exercise of dilutive options, warrants and their equivalents were used to repurchase outstanding shares.

SUBSEQUENT EVENT

On October 17, 1994, the Company entered into an agreement with General Electric Company ("GE") to purchase certain assets of Kidder, Peabody Group Inc. ("Kidder"), GE's brokerage unit, for an aggregate price of approximately $670,000. Under the agreement, the Company will acquire Kidder's retail, asset management, investment banking, equity research, international fixed income, residential and commercial mortgages and listed domestic futures businesses.
GE will retain Kidder's other businesses, which the Company will have the right to review and acquire. GE has agreed to indemnify the Company with respect to all of Kidder's existing liabilities.

In exchange, GE will receive 21,500,000 shares of the Company's common stock valued at approximately $320,000 as of October 14, 1994, $100,000 in 20-year 6% Convertible Preferred Stock convertible at $18.13 per share, and $250,000 in 20-year 9% Redeemable Preferred Stock. As a result of this transaction, GE will own approximately 25% of the Company on a fully diluted basis. The transaction is expected to close by January 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At the beginning of 1994, the favorable trends in the U.S. securities markets continued. Beginning in early February, the Federal Reserve Board shifted to a more restrictive monetary policy due to inflationary fears, and increased the short-term interest rates five times from February through August. The advance in interest rates triggered declines in the prices of stocks and bonds, and a slowdown in institutional and retail client activity. The liquidity of certain securities markets has been negatively impacted by the rise in rates, particularly the mortgage-backed markets. Volume on the three primary U.S. equity markets did show signs of improvement in August and September. However, the better news was tempered by a significantly lower volume of and fees on underwriting activities.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1994 compared to Quarter Ended September 30, 1993

The Company's net earnings for the quarter ended September 30, 1994 were $20.3 million or $0.27 per primary share ($0.26 per fully diluted share), as compared to the $59.1 million or $0.75 per primary share ($0.72 per fully diluted share) earned during the third quarter of 1993. Total revenues of $940.0 million were 9.9% lower than those reported for the third quarter of 1993, while revenues, net of interest expense, decreased $146.9 million to $589.8 million. The decrease in revenues is primarily attributable to reduced client demand for fixed income products, particularly in the mortgage and corporate debt businesses, in response to the changing interest rate environment.

Commission revenues decreased $27.8 million or 11.2% in the third quarter of 1994 from the $248.5 million earned during the prior year period. Commissions from listed securities decreased $12.5 million or 9.7%, mutual fund commissions decreased $6.4 million or 14.7%, commissions from commodities decreased $4.0 million or 31.6%, options commissions decreased $3.0 million or 15.6% and commissions from over-the-counter securities decreased $2.6 million or 13.9%.

Principal transactions revenues decreased $99.0 million or 47.1% from the third quarter of 1993, reflecting lower results in mortgage and corporate debt obligations. These declines were partially offset by better results in U.S. government and corporate equity securities.

Investment banking revenues were $64.9 million as compared to $100.9 million for the prior year quarter, reflecting a lower number of corporate and municipal offerings.

Asset management fees, which are largely recurring in nature, increased $3.6 million over the third quarter of 1993 as average client assets in managed or wrap accounts increased approximately 26% and average assets in trust accounts increased approximately 37%. In addition, average assets in money market accounts under management increased approximately 6%, resulting in increased advisory fees. These gains were partially offset by lower distribution of 12b-1 fees earned on long-term mutual funds as average assets in long-term mutual funds decreased approximately 8% from the third quarter of 1993.

Net interest increased $10.4 million or 17.3% due to improved spreads on higher client margin balances and expanded stock lending activity.

Other income increased 5.5% to $35.8 million primarily due to increased fees on Individual Retirement Accounts ("IRA's") and the Company's Resource Management Accounts ("RMA's"), as the total number of IRA's and RMA's increased 9.6% and 7.1%, respectively, since September 30, 1993.

Compensation and benefits decreased $57.1 million to $362.3 primarily due to lower revenue driven compensation to retail and institutional investment executives and lower performance based incentives. These decreases were partially

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Quarter Ended September 30, 1994 compared to Quarter Ended September 30, 1993 (continued)

offset by salary increases, higher costs associated with employee benefit plan enhancements, and a change in pension assumptions.

All other operating expenses decreased $24.4 million or 11.2% in the third quarter of 1994 as compared to the prior year period. Lower business development expenses are a result of reduced travel and promotional costs. Other expenses, including training, bank charges, office supplies and litigation related expenses, also declined. Increases in office and equipment and communications expenses relate to costs associated with technology initiatives.

Nine Months Ended September 30, 1994 compared to Nine Months Ended September 30, 1993

Net earnings for the nine months ended September 30, 1994, before giving effect to the second quarter non-recurring charge related to the PaineWebber Short-Term U.S. Government Income Fund (the "Fund"), was $85.1 million or
$1.10 per primary share ( $1.09 per fully diluted share) as compared to the $189.3 million or $2.36 per primary share ( $2.22 per fully diluted share ) earned during the first nine months of 1993. Net earnings, including the charge, were $50.9 million or $0.67 per primary and fully diluted share. Revenues, net of interest expense, decreased 9.4% to $1,920.9 million. The decrease in revenues is primarily attributable to reduced client demand for fixed income products.

Results for the nine months ended September 30, 1994 were adversely affected by a non-recurring after-tax charge in the second quarter of approximately $34 million ($57 million pre-tax) relating to the reimbursement of the Fund, a mutual fund managed by the Company's investment subsidiary, Mitchell Hutchins Asset Management Inc., for losses and other expenses attributable to mortgage-derivative securities owned by the Fund. The Fund's performance was adversely affected by the rapid and substantial decline in the mortgage-backed securities market which was triggered by rising interest rates. Beyond these unusual market conditions, however, certain of the Fund's securities, known as Non-Planned Amortization Class (non-PAC) interest only and principal only ("I/O and P/O") securities contributed about $0.06 of the decline in the Fund's per share net asset value ("NAV") during the period. As a result of the decline in the Fund's NAV due to the non-PAC I/O and P/O securities, payments were made for the benefit of shareholders. These payments reflect the losses incurred by the Fund by reason of its investments in those non-PAC I/O and P/O securities and were made to the Fund or directly to shareholders participating in the class action settlement. In addition, the Company purchased all of the Fund's remaining I/O and P/O securities and purchased two structured floating rate securities from the Fund for an aggregate price of approximately $235 million.

During the nine months ended September 30, 1994, commission revenues improved $11.4 million or 1.6% over the prior year period. Insurance commissions increased $25.1 million or 37.3%, options commissions increased $6.4 million or 12.2% and mutual fund commissions increased $6.1 million or 5.1%. These gains were partially offset by lower commissions earned from commodities and listed securities.

Principal transactions revenues were $386.5 million as compared to $594.4 million for the first nine months of 1993. This decrease is due to lower results in mortgage and corporate debt securities reflecting the difficult fixed income market during the first nine months of 1994. These declines were partially offset by higher results in U.S. government and equity securities.

Investment banking revenues for the nine months ended September 30, 1994 decreased $77.6 million to $221.6 million reflecting a lower number of corporate and municipal underwritings.

Asset management fees increased $33.9 million or 14.5% over the first nine months of 1993 due to increased advisory, wrap and distribution fees on a higher volume of average assets.

Net interest increased $24.6 million or 14.0% to $199.8 million primarily due to increased margin lending to clients and growth in stock lending. These increases were offset by a lower spread on a lower volume of U.S. government securities.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended September 30, 1994 compared to Nine Months Ended September 30, 1993 (continued)

Other income increased $16.5 million to $102.8 million due to increased IRA and RMA fees, higher transaction and account fees, and increased proxy income.

Compensation and benefits decreased $64.5 million to $1,138.7 million primarily due to lower performance based incentives. These decreases were partially offset by strategic hirings, salary increases, higher costs related to employee benefit plan enhancements, and changes in pension plan assumptions. Employee compensation as a percentage of net revenues was 59.3% as compared to 56.8% during the first nine months of 1993.

All other operating expenses increased $93.3 million during the first nine months of 1994 as compared to the first nine months of 1993. Other expenses increased $66.0 million primarily due to charges related to the Fund. Increased litigation related expenses are included in other expenses and professional services. Higher office and equipment, and communication expenses reflect increased costs associated with technology initiatives.

LIQUIDITY AND CAPITAL RESOURCES

The primary objectives of the Company's funding policies are to ensure ample liquidity at all times and a strong capital base. These objectives are met by maximization of self-funded assets, diversification of funding sources, maintenance of prudent liquidity and capital ratios, and contingency planning.

Cash flows provided by operating activities were approximately $3.7 billion for the nine months ended September 30, 1994, primarily the result of a net decline in securities inventory. The increased level of cash was offset by an approximately equal amount of cash used for financing activities, reflecting payments of short-term borrowings and securities sold under agreements to repurchase, net of securities purchased under agreement to resell.

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

The Company's total assets at September 30, 1994 were $36.9 billion, relatively unchanged from $37.0 billion at December 31, 1993. The composition of the assets did change, however, reflecting decreases primarily in U.S. government inventory positions and first mortgage notes held for resale offset by growth in securities borrowed and securities purchased under agreements to resell.
The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and the issuance of long-term senior and subordinated debt.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has a committed revolving credit agreement with a group of banks to provide $225.0 million through March 1995 and a $275.0 million revolving credit facility which expires in March 1995 with provisions for renewal through November 1996. At September 30, 1994, there were no outstanding borrowings under these facilities. Additionally, the Company had more than $5.0 billion in uncommitted lines of credit at September 30, 1994.

The Company maintains public debt shelf registrations with the Securities and Exchange Commission ("SEC"). The Company issued $200.0 million of 7 5/8% Senior Notes in the first quarter of 1994 and $480.0 million of Medium-Term Senior and Subordinated Notes, with varying rates of interest, during the nine months ended September 30,

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

1994 under these registration statements.

Capital Resources and Capital Adequacy

The Company's total capital base at September 30, 1994, which includes long-term borrowings and stockholders' equity, was $3.7 billion, an increase of $534.3 million from December 31, 1993. The additions to capital reflect increases in both long-term borrowings and stockholders' equity of $504.2 million and $30.1 million, respectively.

The increase in long-term borrowings from December 31, 1993 primarily reflects the issuance of $200.0 million of 7 5/8% Senior Notes in the first quarter of 1994 and the net issuance of $346.0 million of Medium-Term Senior and Subordinated Notes. Offsetting these increases were the maturities of two bank term loans in May 1994 and July 1994, totaling $40.0 million.

The increase in stockholders' equity from December 31, 1993 is primarily the result of the Company's net earnings for the nine months of $50.9 million, the issuance of common stock in connection with employee stock programs of $13.7 million and net amortization of restricted stock awards of $25.2 million. This increase was offset by the repurchase of 2.3 million shares of the Company's common stock for $39.5 million and common stock dividends declared of $27.5 million. As of September 30, 1994, the Company had authorization to repurchase up to 9.1 million additional shares of its common stock.

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

At September 30, 1994, the Company had investments in merchant banking transactions which were affected by liquidity, reorganization or restructuring issues of $57.8 million, net of reserves, compared to $52.1 million, net of reserves, at December 31, 1993. These investments have not had a material effect on the Company's results of operations. Included in the portfolio at September 30, 1994 is an investment of $49.6 million in a limited partnership which specializes in investments in corporate restructurings and special situations.

The Company's trading activities include market-making transactions in high-yield debt securities. These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness and lower credit ratings and are, therefore, more vulnerable to general economic conditions. At September 30, 1994, the Company held in long and short inventory approximately $105.4 million and $44.2 million, respectively, of high-yield debt securities, which accounted for approximately 1.0% of gross inventory positions. No one issuer accounted for more than 8.5% of the total amount. Historically, the Company's high-yield portfolio has not been material to the Company's financial condition. The Company continually monitors its risk positions associated with high-yield debt securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at market value, with unrealized gains and losses reflected in revenues. For the nine months ended September 30, 1994, the Company recorded pre-tax trading losses of $7.6 million on transactions in high-yield debt securities.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         ------------------

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions in which compensatory damages of $122.5 million or more appear to be sought, and in which there have been material developments during the quarter, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $122.5 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $122.5 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, and intends to defend vigorously each such case. The following development has occurred in the indicated case, which was previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and in its Quarterly Report on Form 10-Q for the three months ended June 30, 1994.

Arizona State Carpenters Pension Trust Fund, et al. v. Mitchell Hutchins Institutional Investors, et al.

On November 2, 1994, the Court approved the settlement entered into between all the parties to resolve all claims in the subject litigation.

ITEM 5.  OTHER INFORMATION
         -----------------

As of October 17, 1994, the Company, General Electric Company ("GE") and Kidder, Peabody Group Inc. ("Kidder") executed an Asset Purchase Agreement and related documents providing for the Company's purchase of specified Kidder businesses including Kidder's asset management, retail brokerage, investment banking, international fixed income, equity research, residential and commercial mortgages, listed domestic futures and certain other business activities as may be determined by the Company. The consideration to be issued by the Company for the Kidder businesses to be acquired will be (i) 21.5 million shares of Common Stock of the Company, (ii) $100 million in 20-year 6% Convertible Preferred Stock convertible at $18.13 per share and (iii) $250 million in 20-year 9% Redeemable Preferred Stock.(1) The assets being acquired include net liquid assets of $580 million including up to $20 million of physical capital assets. The Company will only assume liabilities on a closing balance sheet and liabilities arising after the closing date.

The Asset Purchase Agreement provides that closing of the transaction is subject to certain governmental and regulatory approvals. As a result of this transaction GE will own approximately 25% of the common stock of the Company on a fully diluted basis. GE has agreed to certain "standstill" arrangements which will continue for the earlier of (i) 15 years and (ii) 3 years after the GE companies sell all of the Company voting securities. GE's ability to transfer the Company's Common Stock and Convertible Preferred Stock will be subject to various restrictions. GE will also be entitled to elect one director to the Company's Board of Directors so long as the GE companies hold 10% of the total voting power of the Company.

(1) The Company has retained the option to require the Redeemable Preferred Stock to be exchanged for a different, series of redeemable preferred stock having different call features and a different cumulative dividend rate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   (a)   The following exhibits are filed herewith:

               Exhibit 10.1   -  Asset Purchase Agreement between Paine Webber
                                 Group Inc., General Electric Company and
                                 Kidder, Peabody Group Inc.

               Exhibit 11     -  Computation of Earnings Per Common Share

               Exhibit 12     -  Computation of Ratio of Earnings to Fixed
                                 Charges

   (b)   Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated October 24, 1994 relating to a press release issued by the Company reporting the acquisition of certain assets of Kidder, Peabody Group, Inc. from General Electric Company. The item reported on such Current Report was "Item 5 - Other Events".

                                   SIGNATURE





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        Paine Webber Group Inc.
                                                        ------------------------
                                                              (Registrant)





Date: November 11, 1994                                 By:/s/ Regina A. Dolan
      ------------------                                -----------------------
                                                        Regina A. Dolan
                                                        Vice President,
                                                        Chief Financial Officer

                                EXHIBIT INDEX



               Exhibit 10.1   -  Asset Purchase Agreement between Paine Webber
                                 Group Inc., General Electric Company and
                                 Kidder, Peabody Group Inc.

               Exhibit 11     -  Computation of Earnings Per Common Share

               Exhibit 12     -  Computation of Ratio of Earnings to Fixed
                                 Charges

               Exhibit 27     -  Financial Data Schedule