Form 10-K405
PAINE WEBBER GROUP INC
filed 1995-03-30
CIK 75754

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.
               FOR THE TRANSITION PERIOD FROM _________TO________

                         COMMISSION FILE NUMBER 1-7367
                            PAINE WEBBER GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                 13-2760086
             (State or other jurisdiction               (I.R.S. Employer
         of incorporation or organization)             Identification No.)
   1285 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK            10019
        (Address of principal executive offices)           (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 713-2000

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE ON
                 TITLE OF EACH CLASS                                   WHICH REGISTERED
                 -------------------                                   ----------------
         Common Stock, $1 Par Value                               New York Stock Exchange, Inc.
                                                                  Pacific Stock Exchange, Inc.
         AMEX Hong Kong 30 Index Call Warrants,
            expiring October 27, 1995                             American Stock Exchange, Inc.
         AMEX Hong Kong 30 Index Put Warrants,
            expiring October 27, 1995                             American Stock Exchange, Inc.
         AMEX Hong Kong 30 Index Call Warrants,
            expiring January 17, 1996                             American Stock Exchange, Inc.
         AMEX Hong Kong 30 Index Put Warrants,
            expiring January 17, 1996                             American Stock Exchange, Inc.
         U.S. Dollar Increase Warrants on the Major Market
            Currency Index, expiring January 18, 1996             American Stock Exchange, Inc.
         U.S. Dollar Increase Warrants on the Japanese Yen,
            expiring March 6, 1996                                American Stock Exchange, Inc.
         U.S. Dollar Increase Warrants on the Japanese Yen,
            expiring July 31, 1996                                American Stock Exchange, Inc.
         Stock Index Return Securities on the S&P
            MidCap 400 Index due June 2, 2000                     American Stock Exchange, Inc.

                           -------------------------


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                               ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

                           -------------------------

  The aggregate market value of voting stock held by non-affiliates of the Registrant was $1,177,997,204 as of March 16, 1995. (See Item 12.)

  On March 16, 1995, the Registrant had outstanding 100,016,513 shares of common stock of $1 par value, which is Registrant's only class of common stock.

  Parts I, II and IV incorporate information by reference from the Registrant's 1994 Annual Report to Stockholders. Part I and Part III incorporate information by reference from the Registrant's definitive proxy statement for the annual meeting to be held on May 4, 1995.

PART I

ITEM 1. BUSINESS

In addition to the detailed information set forth below, incorporated herein by reference is the general business description information on Paine Webber Group Inc. ("PWG") and its operating subsidiaries (collectively, the "Company"), under the caption "Management's Discussion and Analysis" on page 30 in the 1994 Annual Report to Stockholders.

BROKERAGE TRANSACTIONS

A portion of the Company's revenues are generated from commissions or fees earned as a broker for individual and institutional clients in the purchase and sale of corporate securities (listed and over-the-counter securities), mutual funds, insurance products, options, commodities, financial futures, and direct investments. The Company also earns commissions or fees for services provided in the areas of employee benefits, managed accounts and personal trusts.

Securities transactions. The Company holds memberships in all major securities exchanges in the United States in order to provide services to its brokerage clients in the purchase and sale of listed securities. A major portion of the Company's revenues is derived from commissions from individual and institutional clients on brokerage transactions in listed securities and in over-the-counter ("OTC") markets. The largest portion of the Company's commission revenue (52%) is derived from brokerage transactions in listed securities. The Company also acts as broker for investors in the purchase and sale of U.S. government and municipal securities. The Company has established commission rates for brokerage transactions which vary with the size and complexity of the transaction and with the activity level of the client's account.

Mutual funds. The Company distributes shares of mutual funds for which it serves as investment advisor and sponsor as well as shares of funds sponsored by others. Income from the sale of mutual funds is derived from standard dealers' discounts, which are determined by terms of the selling agreement and the size of the transaction. In addition, the Company distributes shares of proprietary mutual funds for which it serves as investment advisor and administrator. Income from these proprietary mutual funds is also derived from management and distribution fees. Mutual funds include both taxable and tax-exempt funds and front-load, reverse-load, and level-load funds.

Insurance. Through subsidiaries, PaineWebber Incorporated ("PWI") acts as agent for several life insurance companies and sells deferred annuities and life insurance. Additionally, variable annuities are issued by PaineWebber Life Insurance Company.

Managed accounts. The Company acts in a consulting capacity to both individuals and institutions in the selection of professional money managers. Services provided in this consulting capacity may include client profiling, asset allocation, manager selection and performance measurement. Money managers recommended may be either affiliated with the Company or non affiliated managers. Compensation for services is in the form of commissions or established fees.

Options. The Company's options related services include the purchase and sale of options on behalf of clients, and the delivery and receipt of the underlying securities upon exercise of the options. In addition, the Company utilizes its securities research capabilities in the formulation of options strategies and recommendations for its clients.

Commodities and financial futures. The Company provides transaction services for clients in the purchase and sale of futures contracts, including metals, currencies, interest rates, stock indexes and agricultural products. Transactions in futures contracts are on margin and are subject to individual exchange regulations. The risk to the Company's clients in futures transactions, and the resulting credit risk to the Company, is greater than the risk in cash securities transactions, principally due to the low initial margin requirements relative to the nominal value of the actual futures contract. Additionally, commodities exchange regulations governing daily price movements can have the effect of precluding clients from taking actions to mitigate adverse market conditions. These factors may increase the Company's risk of loss on collections of amounts due from clients. However, net worth requirements and other credit standards for customer accounts are utilized to limit this exposure.

Employee benefit plans. PW Trust Company, a wholly owned subsidiary of PWG, offers and administers 401(K) plans for corporations and acts as trustee, custodian or investment manager of retirement assets for approximately 1,400 corporate retirement plans.

Personal trust services. The Company offers its clients a full range of domestic and international personal trust services, including self trustee and corporate trustee options. Investment choices are broad and flexible. The Company serves its international clients through a trust company located in Guernsey, Channel Islands, and may serve its domestic clients through third party trustees.

Direct investments. The Company has originated and marketed a select number of private placements and publicly registered limited partnerships in the past. Market conditions have significantly reduced the demand for such investments at this time.

DEALER TRANSACTIONS

The Company regularly makes a market in OTC securities and as a block positioner, acts as market-maker in certain listed securities, U.S. government and agency securities, investment-grade and high-yield corporate debt, and a full range of mortgage-backed securities.

Equity. The Company effects transactions in large blocks of securities, usually with institutional investors, generally involving 5,000 or more shares of listed stocks. Such transactions are handled on an agency basis to the extent possible, but the Company may take a long or short position as principal to the extent that no buyer or seller is immediately available. By engaging in block positioning, the Company places a portion of its capital at risk to facilitate transactions for clients. Where possible, the Company seeks to reduce such risks by hedging with option positions. Despite the risks involved in block positioning, the aggregate brokerage commissions generated by the Company's willingness to commit a portion of its capital in repositioning, including commissions on other orders from the same clients, justifies such activities.

The Company makes markets, buying and selling as principal, in common stocks, convertible preferred stocks, warrants and other securities traded on the Automated Quotation System of the National Association of Securities Dealers or in other OTC markets. The unlisted equity securities in which the Company makes markets are principally those in which there is substantial continuing client interest and include securities which the Company has underwritten.

Fixed Income. The Company provides clients access to a multitude of fixed income products including: U.S. government and agency securities; mortgage related securities including those issued through Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corp. ("FHLMC"); corporate investment-grade and high-yield bonds; and options and futures contracts on these products. The Company's capital can be at risk to the extent significant price fluctuations occur. This risk is lessened by hedging inventory positions.

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

Profits and losses on the repurchase transactions result from the interest rate differentials.

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

Municipal securities. Through its municipal bond department, the Company is a dealer in both the primary and secondary markets, buying and selling securities for its own account and for clients. Revenues derived from all these activities include underwriting and management fees, selling concessions and trading profits.

Derivatives. The Company is engaged in activities, primarily on behalf of clients, in equity derivative products, including listed and OTC options, warrants, futures and underlying equity securities. The Company has also engaged in creating structured products, which are sold to retail and institutional clients, that are based on baskets of securities and currencies, primary foreign and domestic market indexes and other equity and debt-based products. The Company generally hedges positions taken in these structured products based on option and other valuation models. Through the institutional options and futures group, the Company engages in interest rate, stock index, commodity options and futures contract transactions in connection with the Company's principal trading activities. In addition, the Company's mortgage and foreign currency businesses enter into forward and option purchase and sale agreements.

Derivative financial instruments are subject to varying degrees of market and credit risk. The Company has developed a control environment, encompassing both its derivative-based and other businesses, that involves the interaction of a number of risk management and control groups. See "Management's Discussion and Analysis - Risk Management" on page 38 in the 1994 Annual Report to Stockholders for a discussion of these groups and their functions.

The extent to which derivative financial instruments pose credit risk is determined by the market in which they are exchanged, provisions of the agreements regarding termination, collateral and counterparty creditworthiness. Credit risks are minimized for instruments traded on exchanges. The various futures markets are highly regulated and impose strict margin and other financial requirements on the Company and its clients. Transactions in futures and certain option contracts are conducted through regulated exchanges which clear and guarantee performance of counterparties. However, in the event that members of clearinghouses default on material obligations to such clearinghouses, the Company may have financial exposure. The Company is also subject to credit risk on derivatives not traded on formal exchanges, principally forward agreements and over-the counter options. These risks are controlled by use of standard documentation whenever possible providing for early termination and collateral calls. The Company's risk of credit loss is mitigated further by adherence to formal credit control procedures which include approved customer and counterparty credit limits, periodic monitoring of customer and counterparty creditworthiness, and continuous assessment of credit exposure by comparing market value to contract value. Potential credit exposure on equity derivatives is also measured by simulating increases or decreases in each contract's underlying index. The Credit Department independently evaluates call and termination situations and makes recommendations to management. See also "Notes to Consolidated Financial Statements - Note 10: Financial Instruments with Off-Balance-Sheet Risk and Note 11: Risk Management", beginning on page 51 and page 53, respectively, in the 1994 Annual Report to Stockholders.

As a principal trader, the Company is exposed to market risk in the event of unfavorable changes in interest rates, volatility, foreign currency exchange rates or the market values of the securities underlying the instruments. The Company monitors its exposure to market risk through a variety of control procedures including a review of trading positions and hedging strategies, and establishing limits by the Risk Management Committee. Market risk monitoring is based on estimating loss exposure through daily stress testing. These results are compared to daily limits and exceptions are subject to review and approval by senior management.

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

The Investment Banking group manages and underwrites public and private offerings of debt and equity securities, arranges private placements and provides financial advice in connection with mergers and acquisitions, divestitures and other corporate reorganizations and restructurings.

Significant risks are involved in the underwriting of securities. Underwriting syndicates agree to purchase securities at a discount from the public offering price. If the securities are ultimately sold below the cost to the syndicate, an underwriter will experience losses on the securities which it has purchased. In addition, losses may be incurred on stabilization activities taken during such underwriting.

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

ASSET MANAGEMENT

Asset management activities are conducted principally by Mitchell Hutchins Asset Management Inc. ("MHAM") and Mitchell Hutchins Institutional Investors Inc., ("MHII"). MHAM and MHII provide investment advisory and portfolio management services to individuals and pension, endowment and mutual funds. Mutual funds, for which MHAM serves as an investment advisor, include both taxable and tax-exempt funds and front-load, reverse-load, and level-load funds. At December 31, 1994, total assets under management were $34.4 billion including approximately $22.2 billion of proprietary mutual funds sponsored by PWI.

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

INTERNATIONAL

Portions of the Company's core business activities are conducted through PaineWebber International Inc. and its subsidiaries, and PaineWebber Asia Ltd., (collectively, the "foreign subsidiaries") which also function as introducing broker-dealers to PWI for U.S. market products and are members of various international exchanges. The foreign subsidiaries are also active in the sales, trading and underwriting of U.S. dollar denominated and non-U.S. dollar denominated Eurobonds.

RESEARCH

Research provides investment advice to institutional and individual clients and guidance for investment strategies. More than 890 companies in 62 industry sectors are covered by the division's 67 analysts. In addition to fundamental company and industry research, the Company offers research products and services in the following areas: asset allocation, economics, fixed income and high yield issues, convertible and closed-end bond funds, country funds and derivatives.

OTHER ACTIVITIES

PaineWebber Specialists Inc. ("PWSI") maintains trading posts on the Pacific, Boston and Cincinnati stock exchanges and an affiliation on the Chicago stock exchange. Specialists are responsible for executing transactions and maintaining an orderly market in certain securities. In this function, the specialist firm acts as an agent in executing orders entrusted to it and/or acts as a dealer. PWSI acts as a specialist for approximately 520 equity issues.

Correspondent Services Corporation ("CSC"), a registered broker-dealer, provides execution and clearing services of securities for more than 100 broker-dealers on a fully disclosed and omnibus basis. CSC also provides margin loans to the clients of its correspondent brokers.

PaineWebber Life Insurance Company ("PW Life") issues variable annuities which are sold by PWI as agent. PW Life also assumes reinsurance of variable annuities issued by other insurance companies.

The Real Estate Group provides a full range of capital markets services to its real estate clients, including underwriting of debt and equity securities, principal lending activity, debt restructuring, property sales and bulk sales services, and other advisory services.

Incorporated herein by reference is the information set forth under the caption "Revenues" in the "Five Year Financial Summary" on page 62 in the 1994 Annual Report to Stockholders, which summarizes the major sources of consolidated revenues.

KIDDER, PEABODY ACQUISITION

As of October 17, 1994, the Company entered into an agreement, as thereafter supplemented, with General Electric Company ("GE") and Kidder, Peabody Group Inc. ("Kidder"), whereby the Company agreed to purchase certain assets and liabilities (the "net assets"), and specific businesses of Kidder, in a series of transactions in December 1994 and early 1995. Net assets of $2,379.8 million were acquired offset by $513.7 million of liabilities assumed.

The consideration given in exchange for the net assets acquired included cash and the issuance of the Company's common and preferred stock. Cash consideration of $1,352.7 million was obtained from various funding sources.
On December 16, 1994, the Company issued 21.5 million shares of common stock valued at $318.5 million, 2.5 million shares of 20 year 9% Cumulative Redeemable Preferred Stock, Series C with a stated value and liquidation preference of $100.00 per share and a fair value of $185.0 million at the date of issuance, and 1.0 million shares of 20 year 6% Cumulative Convertible Redeemable Preferred Stock, Series A with a fair value of $100.0 million. As a result of this transaction, GE owns approximately 25% of the common stock of the Company on a fully diluted basis and is restricted from increasing its ownership of the Company pursuant to a stockholders agreement among the Company, GE and Kidder.

The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired resulted in the Company recording approximately $90 million in goodwill.

REGULATION

The securities and commodities industry is one of the nation's most extensively regulated industries. The Securities and Exchange Commission ("SEC") is responsible for carrying out the federal securities laws and serves as a supervisory body over all national securities exchanges and associations. The regulation of broker-dealers has to a large extent been delegated, by the federal securities laws, to self-regulatory organizations ("SROs"). These SROs include all the national securities and commodities exchanges, the National Association of Securities Dealers, and the Municipal Securities Rulemaking Board. Subject to approval by the SEC and the Commodity Futures Trading Commission ("CFTC"), these SROs adopt rules that govern the industry and conduct periodic examinations of the operations of certain subsidiaries of the Company. The New York Stock Exchange ("NYSE") has been designated by the SEC as the primary regulator of certain of the Company's subsidiaries including PWI and other broker-dealer subsidiaries. In addition, certain of these subsidiaries are subject to regulation of the laws of the 50 states, the District of Columbia, Puerto Rico and certain foreign countries in which they are registered to conduct securities, banking, insurance or commodities business.

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

Under the Futures Trading Practices Act of 1992, the CFTC adopted regulations requiring futures commission merchants ("FCM's") to maintain, preserve and report certain information concerning the organizational structure, risk management policies and financial condition of any affiliate of the Company whose activities are reasonably likely to have a material impact on the financial and operational condition of the FCM. FCM's are also required to file with the CFTC, specified information on a quarterly and annual basis.

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

ITEM 2.  PROPERTIES

The principal executive offices of the Company are located at 1285 Avenue of the Americas, New York, New York under leases expiring through August 30, 2001. The Company is currently leasing approximately 584,000 square feet at 1285 Avenue of the Americas comprising the offices of its investment banking, asset management, institutional sales and trading, and corporate headquarters staff, as well as two branch offices for retail investment executives.

The Company leases approximately 900,000 square feet of space at Lincoln Harbor in Weehawken, New Jersey under leases expiring December 31, 2013. The Lincoln Harbor facility houses retail sales and marketing headquarters, systems, operations, administrative services, and finance and training divisions.

As of early 1995, the Company maintained 338 offices worldwide, including those obtained through the Kidder, Peabody Group Inc. acquisition, under leases expiring between 1995 and 2014. In addition, the Company leases various furniture and equipment.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions, in which compensatory damages of $153 million or more appear to be sought, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $153 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $153 million. The Company had denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, including those described below, and intends to defend actively each such case.

NORTHVIEW CORPORATION LITIGATION

In March 1992, PaineWebber Incorporated ("PaineWebber") as well as other individuals and entities including, inter alia, certain former officers and directors of Northview Corporation ("Northview"), Calmark Holding Corporation and Calmark Financial Corporation and their respective officers and directors, were named as defendants in a purported class action filed by Northview in the Superior Court of the State of California for the County of Los Angeles.

The Complaint sought to set aside as fraudulent and illegal certain transfers of funds and distributions of cash, and to recover damages allegedly caused by the defendants for breach of contract, impairment of capital, unjust enrichment, breach of fiduciary duty, gross negligence and looting of corporate assets.

As to PaineWebber, Plaintiff alleged that in November 1987, Northview retained PaineWebber to render an opinion respecting the fair market value of the common stock of Calmark Financial Corporation which Northview was to receive in exchange for issuing its own stock to Calmark Holding Corporation, the parent corporation of Calmark Financial Corporation. The Complaint asserted that PaineWebber issued a valuation opinion which allegedly overstated the value of Calmark Financial Corporation's assets, which enabled the transaction at issue in the form of a self-tender and merger to go forward. Plaintiff contends that as a result of PaineWebber's allegedly overstating the value of the assets of Calmark Financial Corporation, Northview's assets were improperly transferred to Calmark, whose principals depleted the assets subsequent to the merger. On March 16, 1990, Northview filed for protection under Chapter XI of the Bankruptcy Law.

The Complaint sought damages in an amount to be proven at trial, the imposition of a constructive trust of at least $100 million, punitive damages, interest, costs and attorneys fees from all the defendants.

The Complaint was amended three times before January 12, 1994. On February 8, 1994, Plaintiff filed a motion for leave to file a Fourth Amended Complaint, which motion was granted on March 15, 1994. The Fourth Amended Complaint added a new cause of action for negligent misrepresentation against PaineWebber and claims for professional negligence and breach of fiduciary duty against the law firm of Troy & Gould and certain of its principals who acted as outside counsel to both Northview and Calmark in connection with their merger.

At the time of the filing of the Fourth Amended Complaint, the caption of said Complaint was amended to reflect that Northview Corporation is now known as Vagabond Inns Inc. and a new party plaintiff, Thomas Sydorick as Trustee for the Northview/Vagabond Creditor Trust, was added. On July 13, 1994, the trial court overruled the demurrer filed by PaineWebber to Plaintiff's Fourth Amended Complaint. On August 29, 1994, PaineWebber served its answer to Plaintiffs' latest pleading. The parties are currently engaged in discovery.

GENERAL DEVELOPMENT CORPORATION SECURITIES LITIGATION

On or about June 10, 1991, PaineWebber Incorporated ("PaineWebber") was served with a "First Amended Complaint" in an action captioned Rolo v. City Investing Liquidating Trust, et al., Civ. Action 90-4420 D.N.J., filed on or about May 13, 1991 naming it and other entities and individuals as defendants. The First Amended Complaint alleges conspiracy and aiding and abetting violations of: (1) one or more provisions of the Racketeer Influenced and Corrupt Organization Act ("RICO"); (2) one or more provisions of the Interstate Land Sales Full Disclosure Act; and (3) the common law, on behalf of all persons (excluding defendants) who purchased lots and/or houses from General Development Corporation ("GDC") or one of its affiliates and who are members of an association known as the North Port Out-of-State Lot Owners Association.

The secondary liability claims in the First Amended Complaint relating to PaineWebber are premised on allegations that PaineWebber served as (1) the co-lead underwriter in connection with the April 8, 1988 offering by GDC of 12 7/8% senior subordinated notes pursuant to a Registration Statement and Prospectus and (2) the underwriter for a 1989 offering of Adjustable Rate General Development Residential Mortgage Pass-Through Certificates, Series 1989-A, which Plaintiffs contend enabled GDC to acquire additional financial resources for the perpetuation of (and/or aided and abetted) an alleged scheme to defraud purchasers of GDC lots and/or houses. The First Amended Complaint requests certain declaratory relief, equitable relief, compensatory damages of not less than $500 million, punitive damages of not less than three times compensatory damages, treble damages with respect to the RICO count, pre-judgment and post-judgment interest on all sums awarded, and attorney's fees, costs, disbursement and expert witness fees.

On December 27, 1993, the District Court entered an order dismissing Plaintiffs' First Amended Complaint against PaineWebber and the majority of the other defendants for failure to state a claim upon which relief can be granted.

On November 8, 1994, the United States Court of Appeals for the Third Circuit affirmed the District Court's order dismissing this action against PaineWebber. On November 18, 1994, Plaintiffs filed a Petition for Rehearing and Suggestion for Rehearing En Banc with the Third Circuit. This petition is pending.

IN RE NASDAQ MARKET-MAKER ANTITRUST AND SECURITIES LITIGATION

In July 1994, PaineWebber Incorporated ("PaineWebber"), together with numerous unrelated firms, were named as defendants in a series of purported class action complaints that have since been consolidated for pretrial purposes in the United States District Court for the Southern District of New York under the caption In Re NASDAQ Market-Maker Antitrust and Securities Litigation, MDL Docket No. 1023. The amended complaint in these actions alleges that the defendant firms engaged in activities as market makers on the NASDAQ over the counter market that violated the federal antitrust laws. The Plaintiffs seek declaratory and injunctive relief, damages in an amount to be determined and subject to trebling and additional relief. Defendants have filed motions to dismiss these complaints.

In addition, in November 1994, PaineWebber together with another broker-dealer, were named as defendants in a purported class action complaint filed in the United States District Court for the District of New Jersey under the caption Newton et al. v. Merrill Lynch, et al., Civ. No. 94-5343 (DRD). The complaint alleges that the defendants violated the securities laws in connection with their actions as market makers on the NASDAQ over the counter market. The Plaintiffs seek damages in an unspecified amount and injunctive, declaratory and other relief. PaineWebber's time to answer or otherwise move has not yet expired.

LIMITED PARTNERSHIP CLASS ACTIONS

A series of purported class actions concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments have been filed against PaineWebber and Paine Webber Group Inc. (together "PaineWebber") among others, by allegedly dissatisfied partnership investors since November 1994. Several such actions (the "Federal Court Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York, one was filed in the United States District Court for the Southern District of Florida and one complaint (the "New York Limited Partnership Action") was filed in the Supreme Court of the State of New York. The time to answer or otherwise move with respect to these complaints has not yet expired.

The complaints in all of these cases make substantially similar allegations that, in connection with the sale of interests in approximately 50 limited partnerships between 1980 and 1992, PaineWebber (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the anticipated performance of the partnerships; and (3) marketed the partnerships to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in limited partnerships sold by PaineWebber between 1980 and 1992, also allege that, following the sale of the partnership units, PaineWebber misrepresented financial information about the partnerships' value and performance. The Federal Court Limited Partnership Actions also allege that PaineWebber violated the Racketeer Influenced and Corrupt Organization Act ("RICO"), and certain of them also claim that PaineWebber violated the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In the Federal Court Limited Partnership Actions, the plaintiffs also seek treble damages under RICO.

In addition, PaineWebber and several of its present or former officers were sued in two other purported class actions (the "Geodyne Limited Partnership Actions") filed in the state court in Harris County, Texas. Those cases, Nedick v. Geodyne Resources, Inc. et al. and Wolff v. Geodyne Resources, Inc. et al., are similar to the other Limited Partnership Actions except that the plaintiffs purport to sue only on behalf of those investors who bought interests in the Geodyne Energy Partnerships, which were a series of oil and gas partnerships that PaineWebber sold over several years. The plaintiffs in the Geodyne Limited Partnership Actions allege that PaineWebber committed fraud and misrepresentation, breached its fiduciary obligations to its investors and brokerage customers, and breached certain contractual obligations. The complaints seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the Geodyne partnerships. PaineWebber has filed an answer denying the allegations in plaintiffs' complaint.

Another purported class action was filed in the state court in Brazoria County, Texas on behalf of investors in the Pegasus aircraft leasing partnerships. In this case, Mallia et al. v. PaineWebber Incorporated et al., the plaintiffs allege that PaineWebber committed fraud and mispresentation in connection with the sale of these limited partnership interests. The complaint seeks unspecified damages.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 4, 1995 ("Proxy Statement") to be filed with the Commission not later than 120 days after the end of the fiscal year.

Set forth below, in addition to information contained in the Proxy Statement, is certain information concerning the executive officers of PWG who do not also serve as directors of PWG:

Regina A. Dolan, 40, is Vice President and Chief Financial Officer of PWG, a position she has held since February 3, 1994. Prior thereto, she was the principal financial and accounting officer of PWG from October 1992 to February 3, 1994. Ms. Dolan is also Senior Vice President and has been Chief Financial Officer of PWI since February 3, 1994. From October 1992 to February 3, 1994, she was Director of Finance and Controls of PWI. Prior to joining the Company, Ms. Dolan was with Ernst & Young LLP from September 1975 to September 1992, where she rose to the position of Partner and served as Director of the firm's Securities Industry Practice.

Theodore A. Levine, 50, is General Counsel, Vice President and Secretary of PWG, and is an Executive Vice

President of PWI, positions he has held since June 15, 1993. Prior to joining the Company, Mr. Levine was a partner at the Washington D.C.- based law firm of Wilmer, Cutler and Pickering from February 1984 to June 1993. He was with the Securities and Exchange Commission from 1969 to 1984 where he rose to the position of Associate Director in the Division of Enforcement.

Pierce R. Smith, 51, has been Treasurer of PWG since February 16, 1988, Executive Vice President and Treasurer of PWI since February 2, 1988 and was appointed Controller of PWI as of February 15, 1993. He was Senior Vice President and Treasurer of Norwest Corporation from August 1982 to December 1987.

Executive Officers are elected annually to serve until their successors are elected and qualify or until they sooner die, retire, resign or are removed.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The information set forth under the captions "Market for Common Stock" and "Common Stock Dividend History" in the 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The information set forth under the caption "Financial Highlights" in the 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" beginning on page 30 in the 1994 Annual Report to Stockholders is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  FINANCIAL STATEMENTS, FINANCIAL SCHEDULES, EXHIBITS AND REPORTS ON
            FORM 8-K

(a)      Documents filed as a part of this Report:

         (1) Financial Statements
             The financial statements required to be filed hereunder are listed on page F-1 hereof.

         (2) Financial Statement Schedules
             The financial statement schedules required to be filed hereunder are listed on page F-1 hereof.

         (3) Exhibits
             Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1933 or to reports or registration statements by the Registrant under the Securities Exchange Act of 1934, respectively and are incorporated herein by reference to such reports.

         1       -    Distribution Agreement dated November 30, 1993 between
                      Registrant, PWI and The First Boston Corporation
                      (incorporated by reference to Exhibit 1 to Registrant's
                      Form 10-K for the year ended December 31, 1993).

       3.1       -    Certificate of Amendment to the Restated Certificate of
                      Incorporation of Registrant as filed with the office of the Secretary of State of the State of Delaware on June
                      6, 1994 (incorporated by reference to Registrant's
                      Current Report on Form 8-K dated June 15, 1994).

       3.2       -    Certificate of Designations for the 6% Cumulative
                      Convertible Redeemable Preferred Stock, Series A, of the
                      Registrant as filed with the Secretary of State of the State of Delaware on December 15, 1994 (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated December 27, 1994).

       3.3       -    Certificate of Designations for the 9% Cumulative
                      Convertible Redeemable Preferred Stock, Series C, of the
                      Registrant as filed with the Secretary of State of the State of Delaware on December 15, 1994 (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K dated December 27, 1994).

       3.4       -    Restated Certificate of Incorporation of Registrant, as
                      filed with the Office of the Secretary of State of the State of Delaware on May 4, 1987 (incorporated by reference to Registrant's Form 10-Q for the quarter ended
                      March 31, 1987).

       3.5       -    Certificate of Amendment to the Restated Certificate of
                      Incorporation of Registrant as filed with the Office of the Secretary of State of the State of Delaware on June
                      3, 1988 (incorporated by reference to Exhibit 3.2 of
                      Registrant's Form 10-Q for the quarter ended June 30,
                      1988).

       3.6       -    Certificate of Powers, Designations, Preferences and
                      Rights relating to Registrant's 7.5% Convertible
                      Preferred Stock as filed with the Office of the Secretary of State of Delaware on January 16, 1992 (incorporated by reference to Exhibit 3.1 of Registrant's Form 10-K for the year ended December 31, 1991).

       3.7       -    Certificate of Powers, Designations, Preferences and
                      Rights relating to Registrant's 7.5% Convertible
                      Preferred Stock, Series B, as filed with the Office of the Secretary of State of Delaware on January 16, 1992
                      (incorporated by reference to Exhibit 3.2 to Registrant's
                      Form 10-K for the year ended December 31, 1991).

       3.8       -    Certificate of Designation, Preference and Rights
                      relating to Registrant's Cumulative Participating
                      Convertible Voting Preferred Stock, Series A as filed with the Office of the Secretary of State of the State of Delaware on November 5, 1992 (incorporated by reference to Exhibit 3 of Registrant's Form 10-Q for the quarter ended September 30, 1992).

       3.9       -    By-laws of the Registrant as amended March 1, 1988
                      (incorporated by reference to Exhibit 3.1 of Registrant's
                      Form 10-K for the year ended December 31, 1987).

       3.10      -    Certificate of Stock Designation (elimination) relating
                      to Registrant's 7% Cumulative Convertible Exchangeable
                      Voting Preferred Stock, Series A as filed with the office of the Secretary of State of the State of Delaware on November 5, 1992 (incorporated by reference to Exhibit
                      3.1 of Registrant's Form 10-K for the year ended December
                      31, 1992).

       3.11      -    Certificate of Powers, Designations, Preferences and
                      Rights relating to the Company's 6% Convertible Preferred
                      Stock as filed with the Office of the Secretary of State of the State of Delaware on February 8, 1994
                      (incorporated by reference to Registrant's Form 8-K dated
                      February 10, 1994).

      4.1*       -    Form of Debt Securities (6-1/2% Notes due 2005).

      4.2*       -    Form of Debt Securities (7-5/8% Notes due 2014).

      4.3*       -    Form of Debt Securities (7-3/4% Notes due 2002).

      4.4        -    Stockholders Agreement dated December 16, 1994 among the
                      Registrant, General Electric Company and Kidder, Peabody
                      Group Inc. (incorporated by reference to Exhibit 4.1 to
                      Registrant's Current Report on Form 8-K dated December
                      27, 1994).

      4.5        -    Copy of form of certificate of common stock to reflect a
                      new signatory (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K for the year ended December 31,
                      1993).

      4.6        -    Third Supplemental Indenture dated as of November 30,
                      1993 between Registrant and Chemical Bank (Delaware), as
                      Trustee, relating to the Subordinated Debt Securities
                      (incorporated by reference to Exhibit 4.2 of Registrant's
                      Form 10-K for the year ended December 31, 1993).

      4.7        -    Indenture dated as of March 15, 1988 between Registrant
                      and Chemical Bank (Delaware), as Trustee, relating to Registrant's Medium-Term Subordinated Notes, Series B and
                      Series D (incorporated by reference to Exhibit 4.2b of
                      Registrant's Registration Statement No. 33-29253 on Form
                      S-3 filed with the SEC on June 14, 1989).

       4.8       -    Supplemental Indenture dated as of September 22, 1989, to
                      the Indenture dated as of March 15, 1988, between Registrant and Chemical Bank (Delaware), as Trustee,
                      Relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.2d of Registrant's Form 8-K dated
                      September 30, 1989).

       4.9       -    Supplemental Indenture dated as of March 22, 1991 between
                      Registrant and Chemical Bank (Delaware), as Trustee, relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.2f of Registrant's Registration
                      Statement No. 33-39818 on Form S-3 filed with the SEC on
                      April 5, 1991).

       4.10      -    Form of Debt Securities (Medium-Term Subordinated Note,
                      Series B, Floating Rate) -- Additional alternate form providing for the payment of additional amounts in certain circumstances to United States aliens
                      (incorporated by reference to Exhibit 4.1 of Registrant's
                      Form 8-K dated December 20, 1989).

       4.11      -    Indenture dated as of March 15, 1988 between Registrant
                      and Chemical Bank, as Trustee, relating to Registrant's
                      Medium-Term Senior Notes, Series A and Series C
                      (incorporated by reference to Exhibit 4.2a of Registrant's Registration Statement No. 33-239253 on Form
                      S-3 filed with the SEC on June 14, 1989).

       4.12      -    Supplemental Indenture dated as of September 22, 1989, to
                      the Indenture dated as of March 15, 1988 between Registrant and Chemical Bank, as Trustee, relating to Senior Debt Securities (incorporated by reference to
                      Exhibit 4.2c of Registrant's Form 8-K dated September 30,
                      1989).

_______________________
* Filed herewith.

       4.13      -    Supplemental Indenture dated as of March 22, 1991 between
                      Registrant and Chemical Bank, as Trustee, relating to Senior Debt Securities (incorporated by reference to
                      Exhibit 4.2c of Registrant's Registration Statement No.
                      33-39818 on Form S-3 filed with the SEC on April 5,
                      1991).

       4.14      -    Form of Debt Securities (9-1/4% Notes Due 2001)
                      (incorporated by reference to Exhibit 4.1 of Registrant's
                      Form 8-K dated December 17, 1991 filed with the SEC).

       4.15      -    Form of Debt Securities (9-5/8% Senior Note Due 1995)
                      (incorporated by reference to Exhibit 4.1 of Registrant's
                      Form 8-K dated April 25, 1991 filed with the SEC).

       4.16      -    Form of 8% Convertible Debentures Due 1998 issued in
                      connection with Registrant's Key Executive Equity Program
                      (incorporated by reference to Exhibit 4.1 of Registrant's
                      Form 10-K for the year ended December 31, 1988).

       4.17      -    Form of 8% Convertible Debentures Due 2000 issued in
                      connection with Registrant's Key Executive Equity Program
                      (incorporated by reference to Exhibit 4.1 of Registrant's
                      Form 10-K for the year ended December 31, 1991).

       4.18      -    Form of 6.5% Convertible Debentures Due 2002 issued in
                      connection with Registrant's Key Executive Equity Program
                      (incorporated by reference to Exhibit 4.1 of Registrant's
                      Form 10-K for the year ended December 31, 1992).

       4.19      -    Form of Debt Securities (7% Notes Due 2000) (incorporated
                      by Reference to Exhibit 4.2 of Registrant's Form 10-K for the year ended December 31, 1992).

       4.20      -    Form of Debt Securities (7-7/8% Notes Due 2003)
                      (incorporated by reference to Exhibit 4.1f of Registrant's Form 8-K dated February 11, 1993).

       4.21      -    Form of Book-Entry Global Security relating to Stock
                      Index Return Securities on the S&P MidCap 400 Index due
                      June 2, 2000 (incorporated by reference to Exhibit 4.1g of Registrant's Form 8-K dated May 25, 1993).

       4.22      -    Warrant Agreement dated as of January 27, 1993 between
                      Registrant, Citibank, N.A., as Warrant Agent and
                      PaineWebber Incorporated as Determination Agent relating to the Registrant's U.S. Dollar Increase Warrants on the
                      Major Market Currency Index (incorporated by Reference to
                      Exhibit 4.3 of Registrant's Form 10-K for the year ended
                      December 31, 1992).

       4.23      -    Warrant Agreement, dated as of November 2, 1993, among
                      Registrant, Citibank, N.A. as Warrant Agent and
                      PaineWebber Incorporated as Determination Agent, relating to the Registrant's 2,400,000 AMEX Hong Kong 30 Index Put
                      Warrants Expiring October 27, 1995 (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated
                      October 26, 1993).

       4.24      -    Warrant Agreement, dated as of November 2, 1993, among
                      Registrant, Citibank, N.A. as Warrant Agent and
                      PaineWebber Incorporated as Determination Agent, relating to Registrant's 2,600,000 AMEX Hong Kong 30 Index Call
                      Warrants Expiring October 27, 1995 (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated
                      October 26, 1993).

       4.25      -    Warrant Agreement, dated as of January 24, 1994, among
                      Registrant, Citibank, N.A. as Warrant Agent and
                      PaineWebber Incorporated as Determination Agent, relating to Registrant's 4,100,000 AMEX Hong Kong 30 Index Put
                      Warrants Expiring January 17, 1996 (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated
                      January 14, 1994).

       4.26      -    Warrant Agreement, dated as of January 24, 1994, among
                      Registrant, Citibank, N.A. as Warrant Agent and
                      PaineWebber Incorporated as Determination Agent, relating to Registrant's 2,200,000 AMEX Hong Kong 30 Index Call
                      Warrants Expiring January 17, 1996 (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated
                      January 14, 1994).

       4.27      -    Warrant Agreement dated as of March 16, 1994 among
                      Registrant, Citibank, N.A., as Warrant Agent and
                      PaineWebber Incorporated as Determination Agent relating to the Registrant's U.S. Dollar Increase Warrants on the
                      Japanese Yen Expiring March 6, 1996 (incorporated by reference to Registrant's Current Report on Form 8-K dated March 17, 1994).

       4.28      -    Form of Registrant's Medium-Term Senior Note, Series A,
                      Floating Rate Due March 15, 1994 (incorporated by reference to Exhibit 4.4 of Registrant's Form 10-K for the year ended December 31, 1990).

       4.29      -    Form of Registrant's Medium-Term Subordinated Note,
                       Series B, Floating Rate Due December 20, 1994
                      (incorporated by reference to Exhibit 4.5 of Registrant's
                      Form 10-K for the year ended December 31, 1990).


       4.30      -    Proposed forms of Medium-Term Registered Notes, Series C
                      and Series D (incorporated by reference to Exhibits 4.1a,
                      4.1b, 4.1c and 4.1d to Registrant's Registration
                      Statement No. 33-39818 on Form S-3 filed with the
                      SEC on April 5, 1991).

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

         Credit Agreement dated as of December 20, 1994 among Registrant, the Initial Lenders named therein, and The Bank of New York and Citibank, N.A., as Co-Administrative Agents, relating to the $1.2 billion credit facility.

         Credit Agreement dated as of December 20, 1994 among Registrant, the Initial Lenders named therein, and The Bank of New York and Citibank, N.A., as Co-Administrative Agents, relating to the $800 million credit facility.

       10.1*     -    Limited Partnership Agreement of PW Partners 1993
                      Dedicated L.P. dated as of January 6, 1994.

       10.2*     -    Limited Partnership Agreement of PW Partners 1993 L.P.
                      dated as of February 2, 1994.

       10.3*     -    Registrant's 1994 Executive Incentive Compensation Plan.

       10.4*     -    Registrant's 1994 Senior Officer Deferred Compensation
                      Plan.

       10.5*     -    Registrant's 1994 Senior Officer Deferred Compensation
                      Plan Grantor Trust Agreement on behalf of Donald B.
                      Marron.

       10.6*     -    Registrant's 1994 Senior Officer Deferred Compensation
                      Plan Grantor Trust Agreement on behalf of Paul B.
                      Guenther.

       10.7*     -    Registrant's 1994 Senior Officer Deferred Compensation
                      Plan Grantor Trust Agreement on behalf of Joseph J.
                      Grano.

____________________
* Filed herewith.

       10.8*     -    Registrant's 1994 Senior Officer Deferred Compensation
                      Plan Grantor Trust Agreement on behalf of Regina A.
                      Dolan.

       10.9*     -    Lease dated December 7, 1994 between IBM Credit
                      Corporation and PWI (IBM 9032-003, 9076-303 and
                      9672-E02).

       10.10*    -    Lease dated November 23, 1994 between AT&T Capital
                      Corporation and PWI (IBM 9021-962).

       10.11     -    Asset Purchase Agreement dated as of October 17, 1994
                      between Paine Webber Group Inc., General Electric Company and Kidder, Peabody Group Inc. relating to the purchase of certain assets and businesses of Kidder, Peabody Group
                      Inc. and its subsidiaries (incorporated by reference to Registrant's Form 10-Q for the quarter ended September
                      30, 1994).

       10.12     -    Warrant Agreement, dated as of August 5, 1994, among the
                      Registrant, Citibank, N.A., as Warrant Agent, and
                      PaineWebber Incorporated, as Spot Rate Reference Agent relating to the Registrant's U.S. Dollar Increase
                      Warrants on the Japanese Yen Expiring July 31, 1996
                      (incorporated by reference to Exhibit 4.1 of Registrant's
                      Current Report on Form 8-K dated August 5, 1994).

       10.13     -    Supplemental Agreement dated as of December 9, 1994 among
                      the Registrant, General Electric Company and Kidder,
                      Peabody Group Inc. (incorporated by reference to Exhibit
                      4.2 to Registrant's Current Report on Form 8-K dated
                      December 27, 1994).

       10.14     -    Second Supplemental Agreement dated as of December 16,
                      1994 among the Registrant, General Electric Company and
                      Kidder, Peabody Group Inc. (incorporated by reference to
                      Exhibit 4.3 to Registrant's Current Report on Form 8- K dated December 27, 1994).

       10.15     -    Third Supplemental Agreement dated as of January 27, 1995
                      among the Registrant, General Electric Company and
                      Kidder, Peabody Group Inc. (incorporated by reference to
                      Exhibit 10.3 to Registrant's Form 8-K/A dated February
                      24, 1995 which amended Registrant's Form 8-K dated
                      December 27, 1994).

       10.16     -    Fourth Supplemental Agreement dated as of February 10,
                      1995 among the Registrant, General Electric Company and
                      Kidder, Peabody Group Inc. (incorporated by reference to
                      Exhibit 10.3 to Registrant's Form 8-K/A dated February
                      24, 1995 which amended Registrant's Form 8-K dated
                      December 27, 1994).

       10.17     -    Registrant's 1994 Stock Award Plan (incorporated by
                      reference to Exhibit 4.1 of Registrant's Registration
                      Statement No. 33-55457 on Form S-8 filed with the
                      Securities and Exchange Commission on September 13,
                      1994).

       10.18     -    Registrant's 1994 Executive Stock Award Plan
                      (incorporated by reference to Exhibit 4.1 of Registrant's
                      Registration Statement No. 33-55451 on Form S-8 filed with the Securities and Exchange Commission on September
                      13, 1994).

       10.19     -    Registrant's 1994 Non-Employee Director Stock Plan
                      (incorporated by reference to Exhibit 4.1 of Registrant's
                      Registration Statement No. 33-53489 on Form S-8 filed with the Securities and Exchange Commission on May 5,
____________________  1994).
* Filed herewith.

       10.20     -    Limited Partnership Agreement of PW Partners 1992
                      Dedicated L.P. dated as of September 2, 1992
                      (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K for the year ended December 31,
                      1993).

       10.21     -    Employment agreement dated as of May 4, 1993 between
                      Registrant, PWI and Theodore A. Levine (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the year ended December 31, 1993).

       10.22     -    Restated and Amended Agreement of Lease, dated as of
                      January 1, 1989, between The Equitable Life Assurance
                      Society of the United States and Registrant relating to property located at 1285 Avenue of the Americas, New
                      York, New York (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31,
                      1993).

       10.23     -    Amended and Restricted Investment Agreement dated as of
                      November 5, 1992 by and between Registrant and The Yasuda
                      Mutual Life Insurance Company ("Yasuda") relating to the repurchase by Registrant of 1,685,394 shares of Registrant's 7% Cumulative Convertible Exchangeable
                      Voting Preferred Stock, Series A ("7% Preferred Shares") and the replacement of the remaining 3,370,786 7%
                      Preferred Shares for 7,758,632 shares of Registrant's
                      Cumulative Participating Convertible Voting Preferred
                      Stock, Series A (incorporated by reference to Exhibit 10 of Registrant's Form 10-Q for the quarter ended September
                      30, 1992).

       10.24     -    Employment Agreement dated as of January 2, 1987 between
                      Registrant, PaineWebber Incorporated and Donald B.
                      Marron (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the three months ended
                      December 31, 1986).

       10.25     -    Employment Agreement dated as of January 2, 1987 between
                      Registrant, PWI and Paul B. Guenther (incorporated by reference to Exhibit 10.10 of Registrant's Form 10-K for the three months ended December 31, 1986).

       10.26     -    Employment Agreement dated as of January 2, 1987 between
                      Registrant, PWI and John A. Bult (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the fiscal year ended December 31, 1988).

       10.27     -    Registrant's Supplemental Employee's Retirement Plan For
                      Certain Senior Officers dated August 4, 1988
                      (incorporated by reference to Exhibit 10.4 of Registrant's Form 10-K for the year ended December 31,
                      1988).

       10.28     -    Deferred Compensation Agreement dated as of August 29,
                      1988 between Registrant and Donald B. Marron relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K for the year ended December 31, 1988).

       10.29     -    Deferred Compensation Agreement dated as of August 29,
                      1988 between Registrant and Paul B. Guenther relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.8 of Registrant's Form 10-K for the year ended December 31, 1988).


       10.30     -    Deferred Compensation Agreement dated as of August 29,
                      1988 between Registrant and John A. Bult relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.9 of Registrant's Form 10-K for the year ended December 31, 1988).

       10.31     -    Agreement and Declaration of Trust for Supplemental
                      Employees Retirement Plan dated as of January 1, 1990 between Registrant and Chase Manhattan Bank, N.A. as
                      Trustee (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31,
                      1990).

       10.32     -    Form of Consulting Agreement dated as of February 21,
                      1989 between PWI and E. Garrett Bewkes, Jr.
                      (incorporated by reference to Exhibit 10.10 of Registrant's Form 10-K for the year ended December 31,
                      1988).

       10.33     -    Registrant's 1983 Stock Option Plan (incorporated by
                      reference to Exhibit 4 of Registrant's Registration
                      Statement No. 2-81554 on Form S-8 filed with the SEC on
                      January 28, 1983).

       10.34     -    Registrant's 1984 Stock Award Plan (incorporated by
                      reference to Exhibit 4(a) of Registrant's Registration
                      Statement No. 2-92770 on Form S-8 filed with the SEC on
                      August 15, 1984).

       10.35     -    Registrant's 1984 Stock Appreciation Rights Plan
                      (incorporated by reference to Exhibit 4(a) of Registrant's Registration Statement No. 2-92770 on Form
                      S-8 filed with the SEC on August 15, 1984).

       10.36     -    Registrant's Stock Award Plan (incorporated by reference
                      to Exhibit 4 of Registrant's Registration Statement No.
                      33-22265 on Form S-8 Filed with the SEC on June 1, 1988).

       10.37     -    Registrant's 1986 Stock Award Plan (incorporated by
                      reference to Registrant's Registration Statement
                      No. 33-2959 on Form S-8 filed with the SEC on February 4,
                      1986).

       10.38     -    Registrant's 1990 Stock Award and Option Plan
                      (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K for the year ended December 31,
                      1990).


       10.39     -    Registrant's Savings Investment Plan (incorporated by
                      reference to Exhibit 4.1 to Registrant's Post-Effective
                      Amendment No. 1 on Form S-8, No. 33-20240, filed with the
                      SEC on October 31, 1990).

       10.40     -    Master Agreement between PWI and Quotron Systems Inc.
                      dated February 11, 1991 (incorporated by reference to Exhibit 10.4 of Registrant's Form 10-K for the year ended
                      December 31, 1990).

       10.41     -    Third-Party Master Lease Agreement between PWI and AT&T
                      Systems Leasing Corporation dated as of October 21, 1991
                      (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31,
                      1991).

       10.42     -    Lease dated December 14, 1983 between Oliver Wendell
                      Realty Trust and Paine, Webber, Jackson & Curtis
                      Incorporated relating to property located at 265 Franklin
                      Street, Boston, Massachusetts (incorporated by reference to Exhibit 10.3 of Registrant's Report on Form 10-K for the fiscal year ended September 30, 1985).

       10.43     -    Lease dated May 17, 1985 between Rosehaugh Greycoat
                      Estates Limited and PaineWebber International Inc.
                      relating to property located at 1 Finsbury Avenue, London
                      EC2M 2PA, England (incorporated by reference to Exhibit
                      10.4 of Registrant's Report on Form 10-K for the fiscal year ended September 30, 1985).

       10.44     -    Lease Agreement dated as of April 14, 1986, between PWI
                      (as Tenant) and Hartz-PW Limited Partnership (as
                      Landlord) relating to the Lincoln Harbor Project
                      (Operations Center) located in Weehawken, New Jersey
                      (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K for the fiscal year ended
                      September 30, 1986).

       10.45     -    Lease Agreement dated as of April 14, 1986, between PWI
                      (as Tenant) and Hartz-PW Limited Partnership (as
                      Landlord) relating to the Lincoln Harbor Project (Data
                      Processing Center) located in Weehawken, New Jersey
                      (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the fiscal year ended
                      September 30, 1986).

       10.46     -    Lease Agreement dated as of April 14, 1986, between PWI
                      (as Tenant) and Hartz-PW Tower B Limited Partnership, as successor in interest to Hartz-PW Hotel Limited
                      Partnership relating to the Lincoln Harbor Project
                      (Tower B/Office Building) located in Weehawken, New Jersey
                      (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the fiscal year ended
                      September 30, 1986).

       10.47     -    Agreement of Limited Partnership of Hartz-PW Limited
                      Partnership dated April 14, 1986 relating to the Lincoln
                      Harbor Project (Operation Center and Data Processing
                      Center) located in Weehawken, New Jersey
                      (incorporated by reference to Exhibit 10.3 of Registrant's 10-K for the year ended December 31, 1987).

       10.48     -    Ground lease between Hartz Mountain Industries and
                      Hartz-PW Limited Partnership dated April 14, 1986 relating to the Operations Center at the Lincoln Harbor
                      Project in Weehawken, New Jersey (incorporated by reference to Exhibit 10.4 of Registrant's 10-K for the year ended December 31, 1987).

       10.49     -    Ground lease between Hartz Mountain Industries and
                      Hartz-PW Limited Partnership dated April 14, 1986 relating to the Data Processing Center at Lincoln Harbor
                      Project in Weehawken, New Jersey (incorporated by reference to Exhibit 10.5 of Registrant's 10-K for the year ended December 31, 1987).

       10.50     -    Lease Acquisition Agreement between Hartz-PW Limited
                      Partnership and PWI dated April 14, 1986 relating to the Lincoln Harbor Project in Weehawken, New Jersey
                      (incorporated by reference to Exhibit 10.6 of Registrant's 10-K for the year ended December 31, 1987).

       10.51     -    Transportation and Completion Agreement between Hartz-PW
                      Limited Partnership and PWI dated April 14, 1986 relating to the Lincoln Harbor Project in Weehawken, New Jersey
                      (incorporated by reference to Exhibit 10.7 of Registrant's 10-K for the year ended December 31, 1987).

       10.52     -    Guarantee between Hartz Mountain Industries, as
                      Guarantor, and PWI, as Beneficiary, dated April 14, 1986 relating to the Lincoln Harbor Project in Weehawken, New
                      Jersey (incorporated by reference to Exhibit 10.8 of Registrant's 10-K for the year ended December 31, 1987).

       10.53     -    General Partner Guarantee, between Hartz Mountain
                      Industries, as Guarantor, and PWI, as Beneficiary, dated
                      April 14, 1986 relating to the Lincoln Harbor Project in
                      Weehawken, New Jersey (incorporated by reference to
                      Exhibit 10.9 of Registrant's 10-K for the year ended
                      December 31, 1987).

       10.54     -    Agreement of Limited Partnership of River-PW Hotel
                      Limited Partnership relating to the Ramada Suites Hotel,
                      Weehawken, New Jersey (incorporated by reference to
                      Exhibit 10.4 of Registrant's Form 10-K for the year ended
                      December 31, 1991).

       10.55     -    Hotel Rental Guarantee between PWI as Guarantor and
                      River-PW Hotel Limited Partnership relating to the Ramada
                      Suite Hotel, Weehawken, New Jersey (incorporated by reference to Exhibit 10.5 of Registrant's Form 10-K for the year ended December 31, 1991).

       10.56     -    First Amendment to Lease Agreement between 700 Louisiana
                      Limited, successor to RBC Limited, and Rotan Mosle Inc., as of December 24, 1991 (incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K for the year ended
                      December 31, 1991).

       10.57     -    Joint Venture Agreement dated as of November 30, 1987
                      between Registrant and The Yasuda Mutual Life Insurance
                      Company (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K for the year ended December 31,
                      1988).

       10.58     -    Lease dated as of September 27, 1988 between PWI and
                      American National Bank & Trust Company of Chicago relating to property located at 181 West Madison Street, Chicago, Illinois (incorporated by reference to Exhibit
                      10.12 of Registrant's Form 10-K for the year ended
                      December 31, 1988).

       10.59     -    Directors and Officers Liability and Corporation
                      Reimbursement insurance policy with Fiduciary Liability
                      Rider with National Union Fire Insurance Company
                      (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the year ended December 31,
                      1990).

       10.60     -    Limited Partnership Agreement of PW Partners 1991
                      Dedicated L.P. dated as of October 7, 1991 (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the year ended December 31, 1992).

       10.61     -    Letter Agreement dated as of March 9, 1993 between
                      Registrant and The Yasuda Mutual Life Insurance Company
                      (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31,
                      1992).

       10.62     -    Form of License Agreement between Standard and Poor's
                      Corporation and Registrant (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K dated June 1,
                      1993).

       Executive Compensation Plans and Arrangements

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

      - Limited Partnership Agreement of PW Partners 1992 Dedicated L.P. dated as of September 2, 1992 (filed as Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 1993).

       -* Limited Partnership Agreement of PW Partners 1993 Dedicated L.P. dated as of January 6, 1994.

       -* Limited Partnership Agreement of PW Partners 1993 L.P. dated as of February 2, 1994.

       -*        Registrant's 1994 Executive Incentive Compensation Plan.

       -*        Registrant's 1994 Senior Officer Deferred Compensation Plan.
____________________
* Filed herewith.

       -* Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Donald B. Marron.

       -* Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Paul B. Guenther.

       -* Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Joseph J. Grano.

       -* Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Regina A. Dolan.

       11*       -    Computation of Earnings per Common Share.

       12.1*     -    Computation of Ratio of Earnings to Combined Fixed
                      Charges and Preferred Stock Dividends.

       12.2*     -    Computation of Ratio of Earnings to Fixed Charges.

       13*       -    1994 Annual Report to Stockholders of Registrant.

       21*       -    Subsidiaries of the Registrant.

       23*       -    Consent of Independent Auditors.


(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated December 27, 1994 with the SEC reporting under Item 2 ("Acquisition or Disposition of Assets") and Item 7 ("Financial Statements and Exhibits") in connection with the purchase of certain assets and liabilities, and specific businesses of Kidder, Peabody Group Inc.

         The Company filed an amendment on Form 8-K/A dated February 24, 1995 to its Current Report on Form 8-K dated December 27, 1994 with the SEC which amended item 7(a) (Historical Financial Statements) and 7(b) (Proforma Financial Information) of the Current Report on Form 8-K dated December 27, 1994 in connection with the purchase of certain assets and liabilities, and specific businesses of Kidder, Peabody Group Inc.


____________________
* Filed herewith.

                            PAINE WEBBER GROUP INC.
                      ITEMS 8, 14(a)(1) AND (2) AND 14(d)
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Incorporated herein by reference are the following financial statements included in the 1994 Annual Report to Stockholders. With the exception of the following financial statements and the information incorporated by reference on items 1, 5, 6 and 7, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                                                                     1994 Annual
                                                                                       Report
                 Description                                                           (Page)
                 -----------                                                        ------------
      Report of independent auditors                                                         61

      Consolidated statements of financial
       condition at December 31, 1994 and 1993                                               41

      For the years ended December 31, 1994,
       1993 and 1992:

         Consolidated statements of income                                                   40
         Consolidated statements of changes in
          stockholders' equity                                                            42-43
         Consolidated statements of cash flows                                               44

      Notes to consolidated financial statements                                          45-60

      Quarterly financial information (unaudited)                                            64

Schedules
---------

                                                                                      Form 10-K
                 Description                                                            (Page)
                 -----------                                                          -----------
      Report of independent auditors                                                      F-2

      I - Condensed financial information                                              F-3 - F-6



All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the respective consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND STOCKHOLDERS
PAINE WEBBER GROUP INC.


We have audited the consolidated financial statements of Paine Webber Group Inc. as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 31, 1995. Our audits also included the financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules at Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                          /s/ ERNST & YOUNG LLP



New York, New York
January 31, 1995

                                                                      SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PAINE WEBBER GROUP INC.
                             (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                           (IN THOUSANDS OF DOLLARS)



                                                                  YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                            1994            1993           1992
                                                        -----------     ----------     ----------
         REVENUES
         Interest                                       $ 192,008       $ 104,600     $  63,378
         Other                                              1,677           1,231          -
                                                         --------       ---------     ---------
               Total revenues                             193,685         105,831        63,378

         Interest expense                                 237,871         138,627        87,933
                                                         --------       ---------     ---------
               Net revenues                               (44,186)        (32,796)      (24,555)
                                                         --------        ---------     ---------

         NON-INTEREST EXPENSES                             10,350          17,004        14,848
                                                        ---------       ---------     ---------

         Loss before income taxes and
           equity in income of affiliates                 (54,536)        (49,800)      (39,403)

         Benefit for income taxes                          22,852          20,143        15,333
                                                        ---------       ---------     ---------

         Loss before equity in net income
           of affiliates                                  (31,684)        (29,657)      (24,070)

         Equity in income of affiliates                    63,315         275,840       237,245
                                                        ---------       ---------     ---------

         NET INCOME                                      $ 31,631        $246,183      $213,175
                                                         ========        ========      ========





          See Notes to Condensed Financial Information of Registrant.

                                                                      SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PAINE WEBBER GROUP INC.
                             (PARENT COMPANY ONLY)
                  CONDENSED STATEMENTS OF FINANCIAL CONDITION
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   December 31,     December 31,
                                                                       1994             1993
                                                                   ------------     -------------
       ASSETS
       Cash and cash equivalents                                    $      196        $       55
       Trading inventories, at fair value                               66,162            60,024
       Loans to and receivables from affiliates                      4,222,553         3,334,572
       Investment in affiliates                                      1,460,296         1,355,283
       Other assets                                                    228,751           132,459
                                                                    ----------        ----------
                                                                    $5,977,958        $4,882,393
                                                                    ==========        ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Short-term borrowings                                        $1,606,649        $1,707,645
       Commitments for securities sold but not yet
         purchased, at fair value                                       66,162            59,924
       Payables to affiliates                                           24,401               514
       Other liabilities and accrued expenses                          127,955            53,522
                                                                    ----------        ----------
                                                                     1,825,167         1,821,605
       Long-term borrowings                                          2,336,323         1,865,741
                                                                    ----------        ----------
                                                                     4,161,490         3,687,346
                                                                    ----------        ----------

       Commitments and contingencies

       Redeemable Preferred Stock                                      185,969              -

       Stockholders' Equity:
         Convertible Preferred Stock                                   100,000              -
         Common stock, $1 par value, 200,000,000
            shares authorized; issued 100,613,737 shares
            and 83,603,262 shares in 1994 and 1993,                    100,614            83,603
            respectively
         Additional paid-in capital                                    784,974           568,487
         Retained earnings                                             715,052           721,115
                                                                    ----------        ----------
                                                                     1,700,640         1,373,205
         Treasury stock, at cost; 1,297,081 shares and
             6,568,433 shares in 1994 and 1993, respectively           (21,981)         (112,390)
         Unamortized cost of restricted stock                          (51,803)          (60,980)
         Foreign currency translation adjustment                         3,643            (4,788)
                                                                    ----------        ----------
                                                                     1,630,499         1,195,047
                                                                    ----------        ----------
                                                                    $5,977,958        $4,882,393
                                                                    ==========        ==========





          See Notes to Condensed Financial Information of Registrant.

                                                                      SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PAINE WEBBER GROUP INC.
                             (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                     YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                             1994            1993            1992
                                                          ---------      -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $  31,631      $   246,183      $ 213,175
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
      Noncash items included in net income:
      Equity in income of affiliates                        (63,315)        (275,840)      (237,245)
      Depreciation and amortization                             388              362            821
      Deferred income taxes                                 (25,940)         (20,255)       (16,588)
      Other                                                  15,855            2,812          2,785
(Increase) decrease in assets:
      Trading inventories                                    (6,138)          74,098        (37,071)
      Loans to and receivables from affiliates              483,700       (1,740,163)      (124,056)
      Investment in affiliates                              (58,300)         (12,875)      (104,486)
      Other assets                                          (70,617)          50,595        (41,617)
Increase (decrease) in liabilities:
      Payables to affiliates                                 23,887              200            314
      Commitments for securities sold but
         not yet purchased                                    6,238          (74,098)        36,971
      Other liabilities and accrued expenses                 70,662           14,638          7,165
Proceeds from:
      Dividends received from subsidiaries                   19,102          169,339         65,000
                                                          ---------      -----------      ---------
Cash provided by (used for) operating activities            427,153       (1,565,004)      (234,832)
                                                          ---------      -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for:
        Net assets acquired in business acquisition        (726,217)            -             -
        Office equipment and leasehold improvements            (144)            (327)          (171)
                                                           ---------      -----------      ---------
Cash used for investing activities                         (726,361)            (327)          (171)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) short-term borrowings      (100,996)         994,802        130,347
Proceeds from:
      Long-term borrowings                                  637,379        1,035,507        384,149
      Employee stock transactions                            11,078           21,121         16,556
Payments for:
      Long-term borrowings                                 (168,505)        (243,012)       (49,600)
      Repurchases of common stock                           (43,133)        (116,627)       (32,016)
      Preferred stock transactions                             -            (104,425)      (167,220)
      Repurchase of warrant                                    -                -            (1,687)
      Dividends                                             (36,474)         (30,973)       (36,876)
                                                          ---------      -----------      ---------
Cash provided by financing activities                       299,349        1,556,393        243,653
                                                          ---------      -----------      ---------
Increase (decrease) in cash and cash equivalents                141           (8,938)         8,650
Cash and cash equivalents, beginning of year                     55            8,993            343
                                                          ---------      -----------      ---------
Cash and cash equivalents, end of year                    $     196      $        55      $   8,993
                                                          =========      ===========      =========

          See Notes to Condensed Financial Information of Registrant.

                                                                      SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PAINE WEBBER GROUP INC.
                             (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 (IN THOUSANDS OF DOLLARS EXCEPT SHARE AMOUNTS)




GENERAL

The condensed financial information of Paine Webber Group Inc. (Parent Company
Only) should be read in conjunction with the consolidated financial statements of Paine Webber Group Inc. and the notes thereto incorporated by reference in this report.

STATEMENT OF CASH FLOWS

Interest payments for the years ended December 31, 1994, 1993 and 1992 approximated $232,526, $122,073 and $84,323, respectively. Income tax payments (consolidated) totaled $68,455, $128,089 and $96,941 for the years ended December 31, 1994, 1993 and 1992, respectively.

The Condensed Statement of Cash Flows does not reflect noncash investing and financing activities relating to the purchase of certain assets and liabilities and specific businesses of Kidder, Peabody Group Inc., as discussed in Part I of this report.

COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain of its subsidiaries' unsecured lines of credit and contractual obligations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1995.

PAINE WEBBER GROUP INC.
-----------------------
         (Registrant)

BY:      /s/  Donald B. Marron
         -------------------------------------
         Donald B. Marron
         Chairman of the Board and
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1994.


         /s/  Donald B. Marron
         -------------------------------------
         Donald B. Marron
         Chairman of the Board,
         Chief Executive Officer
         and Director (principal executive
         officer)


         /s/  Regina A. Dolan
         -------------------------------------
         Regina A. Dolan
         Vice President,
         Chief Financial Officer


         /s/  T. Stanton Armour
         -------------------------------------
         T. Stanton Armour
         Director


         /s/  E. Garrett Bewkes, Jr.
         -------------------------------------
         E. Garrett Bewkes, Jr.
         Director


         /s/  Reto Braun
         -------------------------------------
         Reto Braun
         Director



         -------------------------------------
         John A. Bult
         Director

                                   SIGNATURES


         /s/  Frank P. Doyle
         -------------------------------------
         Frank P. Doyle
         Director



         -------------------------------------
         Naoshi Kiyono
         Director


         /s/ Joseph J. Grano, Jr.
         -------------------------------------
         Joseph J. Grano, Jr.
         Director


         /s/  Paul B. Guenther
         -------------------------------------
         Paul B. Guenther
         Director


         /s/  John E. Kilgore, Jr.
         -------------------------------------
         John E. Kilgore, Jr.
         Director

         /s/ James W. Kinnear
         -------------------------------------
         James W. Kinnear
         Director


         /s/  Robert M. Loeffler
         -------------------------------------
         Robert M. Loeffler
         Director


         /s/  Edward Randall, III
         -------------------------------------
         Edward Randall, III
         Director


         /s/  Henry Rosovsky
         -------------------------------------
         Henry Rosovsky
         Director


         -------------------------------------
         Yoshinao Seki
         Director

                                EXHIBIT INDEX



      4.1        -    Form of Debt Securities (6-1/2% Notes due 2005).

      4.2        -    Form of Debt Securities (7-5/8% Notes due 2014).

      4.3        -    Form of Debt Securities (7-3/4% Notes due 2002).

     10.1        -    Limited Partnership Agreement of PW Partners 1993
                      Dedicated L.P. dated as of January 6, 1994.

     10.2        -    Limited Partnership Agreement of PW Partners 1993 L.P.
                      dated as of February 2, 1994.

     10.3        -    Registrant's 1994 Executive Incentive Compensation Plan.

     10.4        -    Registrant's 1994 Senior Officer Deferred Compensation
                      Plan.

     10.5        -    Registrant's 1994 Senior Officer Deferred Compensation
                      Plan Grantor Trust Agreement on behalf of Donald B.
                      Marron.

     10.6        -    Registrant's 1994 Senior Officer Deferred Compensation
                      Plan Grantor Trust Agreement on behalf of Paul B.
                      Guenther.

     10.7        -    Registrant's 1994 Senior Officer Deferred Compensation
                      Plan Grantor Trust Agreement on behalf of Joseph J.
                      Grano.

     10.8        -    Registrant's 1994 Senior Officer Deferred Compensation
                      Plan Grantor Trust Agreement on behalf of Regina A.
                      Dolan.

     10.9        -    Lease dated December 7, 1994 between IBM Credit
                      Corporation and PWI (IBM 9032-003, 9076-303 and
                      9672-E02).

     10.10       -    Lease dated November 23, 1994 between AT&T Capital
                      Corporation and PWI (IBM 9021-962).

       11        -    Computation of Earnings per Common Share.

       12.1      -    Computation of Ratio of Earnings to Combined Fixed
                      Charges and Preferred Stock Dividends.

       12.2      -    Computation of Ratio of Earnings to Fixed Charges.

       13        -    1994 Annual Report to Stockholders of Registrant.

       21        -    Subsidiaries of the Registrant.

       23        -    Consent of Independent Auditors.

       27        -    Financial Data Schedule