Form 10-Q
period 1995-03-31
PAINE WEBBER GROUP INC
filed 1995-05-15
CIK 75754

United States
                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.  20549

                                  ________________________

                                          FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended March 31, 1995

                                              OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____________ to____________


                                 Commission file number 1-7367

                                    PAINE WEBBER GROUP INC.
                                   ========================
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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
      for the past 90 days.    Yes    X      No
                            _________      __________

                                  ______________________


      On May 5, 1995, the Registrant had outstanding 99,610,111 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                                PAINE WEBBER GROUP INC.
                                       FORM 10-Q
                                     March 31, 1995



                                   TABLE OF CONTENTS



   PART I.           FINANCIAL INFORMATION                         Page

      Item 1.        Financial Statements.


                     Consolidated Statements of Income
                     (unaudited) for the Three Months Ended
                     March 31, 1995 and 1994.                      2

                     Consolidated Statements of Financial
                     Condition (unaudited) at March 31, 1995
                     and December 31, 1994.                        3

                     Consolidated Statements of Cash Flows
                     (unaudited) for the Three Months Ended
                     March 31, 1995 and 1994.                      4

                     Notes to Consolidated Financial Statements
                     (unaudited).                                 5-13

      Item 2.        Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.                                 14-16


   PART II.          OTHER INFORMATION

      Item 1.        Legal Proceedings.                            17
      Item 4.        Submission of Matters to a Vote of
                       Security Holders.                         17-18
      Item 6.        Exhibits and Reports on Form 8-K.             18

                     Signature                                     19

                               PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                  Paine Webber Group Inc.
                       Consolidated Statements of Income (unaudited)
                 (In thousands of dollars except share and per share amounts)

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           1995          1994
                                                         ---------    ----------
Revenues
    Commissions                                        $   270,262  $   280,656
    Principal transactions                                 213,670      183,874
    Investment banking                                      49,800       97,594
    Asset management                                        89,887       91,383
    Other                                                   35,887       30,904
    Interest                                               574,404      398,037
                                                        ----------   ----------
      Total revenues                                     1,233,910    1,082,448
    Interest expense                                       508,126      330,371
                                                        ----------   ----------
      Net revenues                                         725,784      752,077
                                                        ----------   ----------

Non-interest expenses
    Compensation and benefits                              432,957      431,714
    Office and equipment                                    64,680       55,426
    Communications                                          35,157       31,998
    Business development                                    21,550       22,007
    Brokerage, clearing & exchange fees                     23,532       21,978
    Professional services                                   22,187       18,330
    Other                                                   72,936       77,877
                                                        ----------   ----------
      Total non-interest expenses                          672,999      659,330
                                                        ----------   ----------

Income before taxes                                         52,785       92,747
                                                        ----------   ----------

Provision for income taxes:
    Federal                                                 11,329       23,079
    State, local and foreign                                 7,146       14,020
                                                        ----------   ----------
                                                            18,475       37,099
                                                        ----------   ----------
Net income                                              $   34,310   $   55,648
                                                        ==========   ==========

Net income applicable to common shares                  $   27,273   $   56,711
                                                        ==========   ==========
Earnings per common share:
      Primary                                           $     0.27   $     0.71
      Fully diluted                                     $     0.27   $     0.70
Weighted average common shares:
      Primary                                           99,196,163   79,911,116
      Fully diluted                                    107,706,052   81,316,668


Dividends declared per common share                     $     0.12   $     0.12


[FN]
See notes to consolidated financial statements.

                                Paine Webber Group Inc.
                 Consolidated Statements of Financial Condition (unaudited)
                (In thousands of dollars except share and per share amounts)

                                                       March 31,   December 31,
                                                         1995          1994
                                                     -----------   ------------
Assets
Cash and cash equivalents                          $     245,004 $     259,238
Cash and securities segregated and on deposit for
  federal and other regulations                          406,873       369,585
Trading inventories, at fair value                    11,499,330    10,784,117
Securities borrowed or purchased under agreements
  to resell                                           26,416,780    18,630,656
Receivables:
  Clients                                              5,135,653     3,495,670
  Brokers and dealers                                    409,879       432,565
  Dividends and interest                                 268,153       229,462
  Fees and other                                         244,766       233,027
Office equipment and leasehold improvements, net
  of accumulated depreciation and amortization of
  $257,101 at March 31, 1995 and $245,225 at
  December 31, 1994                                      301,479       272,365
Other assets                                           1,287,668     1,149,440
                                                    ------------   -----------
                                                     $46,215,585   $35,856,125
                                                    ============   ===========
Liabilities and Stockholders' Equity
Short-term borrowings                                $ 1,148,275   $ 1,889,609
Commitments for securities sold but not yet
   purchased, at fair value                            8,061,124     6,034,706
Securities loaned or sold under agreements to
  repurchase                                          26,492,734    19,099,766
Payables:
  Clients                                              4,361,636     2,899,240
  Brokers and dealers                                    418,749       303,244
  Dividends and interest                                 251,334       218,719
  Other liabilities and accrued expenses                 936,822       933,977
Income taxes                                              18,559           -
Accrued compensation and benefits                        250,402       344,981
                                                     -----------   -----------
                                                      41,939,635    31,724,242
Long-term borrowings                                   2,435,287     2,315,415
                                                     -----------   -----------
                                                      44,374,922    34,039,657
                                                     -----------   -----------
Commitments and contingencies

Redeemable Preferred Stock                               186,226       185,969

Stockholders' Equity:
  Convertible Preferred Stock                            100,000       100,000
  Common stock, $1 par value, 200,000,000 shares
    authorized; issued 101,840,236 shares at
    March 31, 1995 and 100,613,737 shares at
    December 31, 1994                                    101,840       100,614
  Additional paid-in capital                             800,364       784,974
  Retained earnings                                      729,897       715,052
                                                     -----------   -----------
                                                       1,732,101     1,700,640
  Treasury stock, at cost;
    2,072,812 shares at March 31, 1995 and
    1,297,081 shares at December 31, 1994                (34,142)      (21,981)
  Unamortized cost of restricted stock                   (54,915)      (51,803)
  Foreign currency translation adjustment                 11,393         3,643
                                                     -----------   -----------
                                                       1,654,437     1,630,499
                                                     -----------   -----------
                                                     $46,215,585   $35,856,125
                                                     ===========   ===========

[FN]
See notes to consolidated financial statements.

                                      Paine Webber Group Inc.
                         Consolidated Statements of Cash Flows (unaudited)
                                   (In thousands of dollars)

                                                         Three Months Ended
                                                              March 31,
                                                   ---------------------------
                                                        1995           1994
                                                   ------------   ------------
   Cash flows from operating activities:
   Net income                                       $    34,310     $   55,648
   Adjustments to reconcile net income to cash
       provided by (used for) operating activities:
   Noncash items included in net income:
       Depreciation and amortization                     13,054          9,593
       Deferred income taxes                             24,058         (9,793)
       Amortization of deferred charges                  41,084         30,227
       Other                                             12,439         21,269
   (Increase) decrease in operating receivables:
       Clients                                         (869,934)      (222,656)
       Brokers and dealers                               22,686        424,781
       Dividends and interest                           (37,813)        10,197
       Fees and other                                    (7,198)       (52,443)
   Increase (decrease) in operating payables:
       Clients                                        1,250,957       (170,492)
       Brokers and dealers                              115,505       (193,529)
       Dividends and interest                            32,598        (26,726)
       Other                                            (94,100)       (76,598)
   (Increase) decrease in:
       Trading inventories                             (714,521)       341,429
       Securities borrowed or purchased under
         agreements to resell                        (2,009,787)    (3,804,739)
       Cash and securities on deposit                   (37,288)       (75,858)
       Other assets                                    (171,309)       (54,060)
   Increase (decrease) in:
       Commitments for securities sold but not
         yet purchased                                2,026,418        558,324
       Securities loaned or sold under agreements
         to repurchase                                  755,104      2,455,652
                                                     ----------    -----------
       Cash provided by (used for) operating
         activities                                     386,263       (779,774)
                                                     ----------    -----------

   Cash flows from investing activities:
   Payments for:
       Net assets acquired in business acquisition     (624,090)           -
       Office equipment and leasehold improvements      (21,757)       (17,926)
                                                     ----------    -----------
       Cash used for investing activities              (645,847)       (17,926)
                                                     ----------    -----------

   Cash flows from financing activities:
   Net proceeds from (payments on):
       Short-term borrowings                           (741,334)      (957,699)
       Securities sold under agreements to
         repurchase, net of securities purchased
         under agreements to resell                      896,112     1,503,520
   Proceeds from:
       Long-term borrowings                              145,396       382,363
       Employee stock transactions                         3,631         8,829
   Payments for:
       Long-term borrowings                              (25,966)      (54,341)
       Repurchases of common stock                       (13,023)      (19,735)
       Dividends                                         (19,466)       (9,199)
                                                     -----------    ----------
       Cash provided by financing activities             245,350       853,738
                                                     -----------    ----------
      (Decrease) increase in cash and cash
         equivalents                                     (14,234)       56,038
       Cash and cash equivalents, beginning
         of period                                       259,238       241,038
                                                     -----------    ----------
       Cash and cash equivalents, end of period       $  245,004    $  297,076
                                                     ===========    ==========


[FN]
See notes to consolidated financial statements.

                                    Paine Webber Group Inc.
                      Notes to Consolidated Financial Statements (unaudited)
                   (In thousands of dollars except share and per share amounts)

Basis of Presentation

The consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary, PaineWebber Incorporated ("PWI") (collectively, the "Company").
All material intercompany balances and transactions have been eliminated. The financial information as of and for the periods ended March 31, 1995 and 1994 is unaudited. However, in the opinion of management of the Company, such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The Results of Operations reported for interim periods are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in prior year amounts to conform to current year presentations. The Company's principal line of business is to serve the investment and capital needs of individual, corporate, institutional and public agency clients.

Business Acquisition

The purchase of certain assets and liabilities (the "net assets") and specific businesses of Kidder, Peabody Group Inc. ("Kidder") from General Electric Company was completed in the first quarter of 1995 with the closing on the retail and asset management businesses. The assets acquired and liabilities assumed in the first quarter of 1995 were as follows:

   Net assets acquired:
      Trading inventories                         $      692
      Receivables                                    845,985
      Other assets                                    45,712
      Payables                                      (268,299)
                                                  ----------
                                                  $  624,090
                                                  ==========

The consideration given in exchange for the net assets and businesses acquired was $624,090 in cash, obtained from various funding sources. The acquisition has been accounted for under the purchase method of accounting. The following unaudited pro forma condensed results of operations for the three months ended March 31, 1994 assumes the acquisition of the Kidder businesses occurred at the beginning of the year ended December 31, 1994:

             Revenues                            $ 1,349,507
             Net revenues                        $   936,550
             Net income                          $    75,847
             Earnings per common share:
               Primary                                 $0.69 <F1>
               Fully diluted                           $0.66 <F1>

<F1> The unaudited pro forma earnings per common share for the 1994 periods subsequent to the three months ended March 31, 1994 are favorably impacted by the acquisition.

The unaudited pro forma condensed results of operations for the three months ended March 31, 1994 are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been executed at the beginning of 1994, or of any future results of operations of the Company. Adjustments to the first quarter of 1995 to develop pro forma results as if the retail and asset management closings had occurred on January 1, 1995 were not material.

Fair Value of Financial Instruments

Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, cash and securities segregated for regulatory purposes, trading inventories, securities borrowed or purchased under agreements to resell, and certain receivables, are carried at fair value or contracted amounts which approximate fair value. Similarly, liabilities, including short-term borrowings, commitments for securities sold but not yet purchased, securities loaned or sold under agreements to repurchase and, certain payables, are carried at fair value or contracted amounts approximating fair value.

At March 31, 1995 and December 31, 1994, the fair value of long-term borrowings was $2,317,293 and $2,107,538, respectively, as compared to the carrying amounts of $2,435,287 and $2,315,415, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for substantially all its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating payments, which partially offset the effect of the changes in interest rates on the fair value of the Company's long-term borrowings.

The fair value of interest rate swaps used to hedge the Company's long-term borrowings is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The fair value of the interest rate swaps was $106,396 payable and $172,193 payable at March 31, 1995 and December 31, 1994, respectively. The carrying amounts of the interest rate swap agreements at March 31, 1995 and December 31, 1994 were $1,596 payable and $4,480 receivable, respectively, and are included in "Dividends and interest" in the Company's Consolidated Statement of Financial Condition.

Trading Inventories

Trading inventories and commitments for securities sold but not yet purchased, recorded at fair value, consisted of the following:
                                                      March 31,   December 31,
                                                        1995          1994
                                                    -----------   -----------
Trading inventories:
       U.S. government and agency obligations       $ 3,655,961    $ 3,560,201
       Mortgages and mortgage-backed securities       3,053,251      2,441,940
       Corporate debt securities                      2,130,084      1,816,747
       State and municipal obligations                1,082,520      1,018,875
       Corporate equity securities                      816,903        703,366
       Commercial paper and other short-term debt       760,611      1,242,988
                                                    -----------    -----------
                                                    $11,499,330    $10,784,117
                                                    ===========    ===========

 Commitments for securities sold but not yet purchased:

       U.S. government and agency obligations       $ 6,248,492    $ 4,918,655
       Mortgages and mortgage-backed securities          93,279         44,370
       Corporate debt securities                        694,372        398,913
       State and municipal obligations                   41,915         57,751
       Corporate equity securities                      983,066        615,017
                                                    -----------    -----------
                                                    $ 8,061,124    $ 6,034,706
                                                    ===========    ===========

Short-Term Borrowings

The Company meets its short-term financing needs by obtaining bank loans on either a secured or unsecured basis; by issuing commercial paper and medium-term notes; by entering into agreements to repurchase, whereby securities are sold with a commitment to repurchase at a future date; and through securities lending activity.

Short-term borrowings at March 31, 1995 and December 31, 1994 consisted of the following:

                                                      March 31,    December 31,
                                                        1995           1994
                                                    -----------    -----------
         Bank loans and other                       $   676,856    $   972,959
         Commercial paper                               471,419        906,650
         Medium-Term Notes                                  -           10,000
                                                    -----------    -----------
                                                    $ 1,148,275    $ 1,889,609
                                                    ===========    ===========

Long-Term Borrowings

Long-term borrowings at March 31, 1995 and December 31, 1994 consisted of the following:

                                                      March 31,   December 31,
                                                         1995          1994
                                                    -----------   -----------
Fixed Rate Senior Notes due 1995-2014                $1,311,431    $1,177,159
Fixed Rate Subordinated Notes due 2002                  174,346       174,324
Medium-Term Senior Notes                                603,475       618,070
Medium-Term Subordinated Notes                          308,150       308,150
Other                                                    37,885        37,712
                                                     ----------    ----------
                                                     $2,435,287    $2,315,415
                                                     ==========    ==========

On March 13, 1995, the Company issued $125,000 of 8 7/8% Senior Notes Due March 15, 2005 at a discount of $509. The Notes are not redeemable prior to maturity. Interest on the Notes is payable semiannually on March 15 and September 15. Interest rates on the remaining fixed rate senior notes outstanding at March 31, 1995 range from 6 1/4% to 9 5/8%. The weighted average interest rate on the fixed rate senior notes outstanding at March 31, 1995 was 7.70%. The Fixed Rate Subordinated Notes Due 2002 have an interest rate of 7 3/4%.

As of March 31, 1995, the Company had $911,625 of Medium-Term Senior and Subordinated Notes outstanding, with an average maturity of 3.4 years and a weighted average interest rate of 7.05%.

Total interest payments relating to agreements to repurchase, short-term borrowings, stock loans and long-term borrowings were $475,870 and $359,996 for the three months ended March 31, 1995 and 1994, respectively.

Preferred Stock

The Company has authorization to issue up to 20,000,000 shares of preferred stock, in one or more series, with a par value of $20.00 per share. Preferred stock outstanding at March 31, 1995 and December 31, 1994 was as follows:

                                             March 31,           December 31,
                                               1995                  1994
                                           ------------          -----------
9% Cumulative Redeemable Preferred Stock,
  Series C, $100.00 liquidation value;
  2,500,000 shares authorized, issued
  and outstanding                              $186,226            $185,969

6% Cumulative Convertible Redeemable
  Preferred Stock, Series A, $100.00
  liquidation value; 1,000,000 shares
  authorized, issued and outstanding           $100,000            $100,000

The Company's 9% Cumulative Redeemable Preferred Stock, Series C, was recorded at its fair value of $185,000 at the date of issuance and is being increased periodically by charges to retained earnings, using the interest method, so that the carrying amount equals the redemption amount at the mandatory redemption date on December 15, 2014.

Common Stock

As of March 31, 1995, the Company had 35,070,288 authorized shares of common stock reserved for issuance in connection with convertible securities and stock option and stock award plans.

On May 4, 1995, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.12 per share payable on July 7, 1995 to stockholders of record on June 2, 1995.

Capital Requirements

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2% of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4% of such aggregate debit items. Business may not be expanded if net capital is less than 5% of such aggregate debit items. As of March 31, 1995, PWI's net capital of $539,182 was 13% of aggregate debit balances and its net capital in excess of the minimum required was $445,271.

Financial Instruments with Off-Balance-Sheet Risk

Held or Issued for Trading Purposes
In the normal course of business, the Company engages in a variety of derivative and non-derivative financial instrument transactions in connection with its market risk management, its principal trading activities and also on behalf of its clients. Derivative financial instruments include forward and futures contracts, options contracts, interest rate swaps and other contracts committing the Company to purchase or deliver other instruments at specified future dates and prices, or to make or receive payments based upon notional amounts and specified rates or indices. As defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," a derivative financial instrument also includes unsettled purchase and sale agreements and firm or standby commitments for the purchase of securities. It does not include on-balance-sheet receivables and payables whose value is derived from changes in the value of some underlying asset or index, such as mortgage-backed securities and structured notes.

In connection with its market risk management and principal trading activities, the Company may enter into a derivative contract to manage the risk arising from other financial instruments or to take a position based upon expected future market conditions. The Company also takes positions to facilitate client transactions and acts as a market-maker in certain listed and unlisted securities. These contracts are valued at market, and unrealized gains and losses are reflected in the financial statements.

A large portion of the Company's derivative financial instruments are "to be announced" mortgage securities requiring forward settlement. As a principal in the mortgage-backed securitization business, the Company has outstanding forward purchase and sale agreements committing the Company to deliver participation certificates and mortgage-backed securities.

Set forth on the following page are the gross contract or notional amounts of all off-balance-sheet derivative financial instruments held or issued for trading purposes. These amounts are not reflected in the Consolidated Statement of Financial Condition and are indicative only of the volume of activity at March 31, 1995 and December 31, 1994. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions.

                                        Notional or Contract Amount
                                        ---------------------------
                                 March 31, 1995           December 31, 1994
                                 --------------           -----------------
                             Purchases      Sales       Purchases      Sales
                            -----------  -----------   ----------   ----------
 Mortgage-backed forward
  contracts and options
  written and purchased     $13,038,635  $13,928,115   $8,757,807   $9,256,738

Foreign currency forward
  contracts, futures
  contracts, and options
  written and purchased       2,552,420    2,641,505    2,325,721    1,855,557

Equity securities
  contracts including
  futures, forwards,
  and options written
  and purchased               3,149,510    3,325,644    1,931,330    2,216,565

Other fixed income
  securities contracts
  including futures,
  forwards, and options
  written and purchased       7,208,158    6,015,891    5,321,100    5,374,546

Interest rate swaps,
  caps and floors               332,250      200,000      285,450      230,000

Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of March 31, 1995 and December 31, 1994. The fair value amounts are determined by quoted market prices and pricing models which consider the time value and volatility of the underlying instruments. Changes in fair value are reflected in trading revenues or net interest as incurred, depending on the nature of the contract. The amounts are netted by counterparty only when the criteria of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," are met.

                                  Fair Value at             Fair Value at
                                  March 31, 1995           December 31, 1994
                             ------------------------   -----------------------
                              Assets      Liabilities   Assets      Liabilities
                             --------     -----------   -------     -----------
Mortgage-backed forward
  contracts and options
  written and purchased      $84,779        $77,776     $30,606        $25,209

Foreign currency forward
  contracts, futures
  contracts, and options
  written and purchased       82,129         84,408      55,345         44,244

Equity securities
  contracts including
  futures, forwards,
  and options written
  and purchased              278,973        105,700     204,938        116,973

Other fixed income
  securities contracts
  including futures,
  forwards, and options
  written and purchased       11,382          8,053      10,150          8,988

Interest rate swaps,
  caps and floors              1,260            176       1,372            128

Set forth on the following page are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended March 31, 1995 and the twelve months ended December 31, 1994. Average fair value is based upon the average of the month-end balances during the periods indicated.

                            Average Fair Value             Average Fair Value
                             Three Months ended           Twelve Months ended
                               March 31, 1995              December 31, 1994
                         ------------------------      ------------------------
                          Assets      Liabilities       Assets      Liabilities
                         --------     -----------      --------     -----------
Mortgage-backed forward
  contracts and options
  written and purchased  $128,269       $128,269       $202,484       $191,687

Foreign currency forward
  contracts, futures
  contracts, and options
  written and purchased    73,473         84,952         56,528         53,810

Equity securities
  contracts including
  futures, forwards,
  and options written
  and purchased           262,298        110,241        162,388        155,422

Other fixed income
  securities contracts
  including futures,
  forwards, and options
  written and purchased    14,130         10,687         23,527         13,293

Interest rate swaps,
  caps and floors           1,404            270          1,757          1,147


The Company also enters into agreements to sell securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Consolidated Statement of Financial Condition.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Consolidated Statement of Financial Condition and amounted to $458,523 and $302,411 at March 31, 1995 and December 31, 1994, respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The following table summarizes the Company's principal transaction revenue (net trading revenues) by business activity for the three months ended March 31, 1995.

Corporate equities (includes equity securities, equity
   index futures, equity index options and swaps, and
   equity options contracts)                                        $   82,055
Municipals (includes municipal and government securities)               42,557
U.S. government (includes U.S. government securities, financial
   futures and options contracts)                                       26,197
Mortgage and mortgage-backed (includes mortgage-backed and
   government securities, mortgage-backed forwards and
   options contracts)                                                   17,205
Corporate debt and other (includes debt, foreign currency
   forwards, futures and options contracts and other securities)        45,656
                                                                    ----------
                                                                    $  213,670
                                                                    ==========

Principal transaction revenues include realized and unrealized gains and losses in the fair value of derivative and other financial instruments.

Held or Issued for Purposes Other Than Trading
The Company enters into interest rate swap agreements to ensure that the interest rate characteristics of assets and liabilities are matched. As of March 31, 1995 and December 31, 1994, the Company had outstanding interest rate swap agreements with commercial banks with a notional principal amount of $1,836,250. These agreements effectively converted approximately 86% of the Company's fixed rate debt at March 31, 1995 into floating rate debt. The interest rate swap agreements entered into have had the effect of reducing net interest expense on the Company's long-term borrowings by $585 and $9,913 for the three months ended March 31, 1995 and 1994, respectively. The difference to be received or paid on the swap agreements is included in interest expense as incurred and any related receivable from or payable to counterparties is reflected as an asset or liability, accordingly. The Company had no deferred gains or losses related to terminated swap agreements at March 31, 1995 and December 31, 1994. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements are large financial institutions and the Company has not experienced defaults in the past and management does not anticipate any counterparty defaults in the foreseeable future.

Risk Management

Transactions involving derivative and non-derivative financial instruments involve varying degrees of both market and credit risk. The Company monitors its exposure to market and credit risk on a daily basis and through a variety of financial, security position and credit exposure reporting and control procedures.

Market Risk
Market risk is the potential change in value of the financial instrument caused by unfavorable changes in interest rates, foreign currency exchange rates or the fair values of the securities underlying the instrument. The Company has a variety of methods to monitor its market risk profile. The senior management of each business group is responsible for reviewing trading positions, exposures, profits and losses, and trading strategies on a daily basis. The Company also has an independent risk management group which aids in setting and monitoring risk management policies of the Company, including monitoring adherence to the established limits, performing market risk modeling, and reviewing trading positions and hedging strategies. The Asset/Liability Management Committee is responsible for establishing trading position and exposure limits and is comprised of senior corporate and business unit managers.

Market risk modeling is based on estimating loss exposure through daily stress testing. These results are compared to daily limits and exceptions are subject to review and approval by senior management. Other market risk control procedures include monitoring inventory agings, reviewing traders' marks and regular meetings between the senior management of the business groups and the risk management group.

Credit Risk in Proprietary Transactions
Counterparties to the Company's proprietary trading, hedging, financing and arbitrage activities are primarily financial institutions, including brokers and dealers, banks and institutional clients. Credit losses could arise should counterparties fail to perform and the value of any collateral proves inadequate. The Company manages credit risk by monitoring net exposure to individual counterparties on a daily basis, monitoring credit limits and requiring additional collateral where appropriate.

Derivative credit exposures are calculated, aggregated and compared to established limits by the credit department. Credit reserve requirements are determined by senior management in conjunction with the Company's continuous credit monitoring procedures. Historically, reserve requirements arising from instruments with off-balance-sheet risk have not been material.

Receivables and payables with brokers and dealers, and agreements to resell and repurchase securities are generally collateralized by cash, U.S. government and government-agency securities, and letters of credit. The market value of the initial collateral received is, at a minimum, equal to the contract value. Additional collateral is requested when considered necessary.

The Company may pledge clients' securities as collateral in support of securities loaned and bank loans as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At March 31, 1995, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

Credit Risk in Client Activities
Client transactions are entered on either a cash or margin basis. In a margin transaction, the Company extends credit to a client for the purchase of securities, using the securities purchased and/or other securities in the client's account as collateral for amounts loaned. Amounts loaned are limited by margin regulations of the Federal Reserve Board and other regulatory authorities and are subject to the Company's credit review and daily monitoring procedures. Market declines could, however, reduce the value of any collateral below the principal amount loaned, plus accrued interest, before the collateral can be sold.

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

Trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at March 31, 1995 were settled without adverse effect on the Company's financial statements, taken as a whole.

Concentrations of Credit Risk

Concentrations of credit risk that arise from financial instruments (whether on- or off-balance-sheet) exist for groups of counterparties when they have similar economic characteristics that would cause their ability to meet obligations to be similarly affected by economic, industry or geographic factors. As a major securities firm, the Company engages in activities with a broad range of corporations, governments, and institutional and individual investors. The Company has no significant exposure to any individual counterparty. The Company seeks to control its credit risk and the potential for risk concentration through a variety of reporting and control procedures.

The Company's most significant industry concentration, which arises within its normal course of business activities, is financial institutions including banks, brokers and dealers, mutual funds and insurance companies. At
March 31, 1995 and December 31, 1994, the Company had outstanding resale agreements and securities borrowed of $12,719,642 and $9,523,562, respectively, with commercial banks and $6,757,212 and $5,352,506, respectively, with brokers and dealers which were collateralized by cash and securities of approximately equal fair value.

Commitments and Contingencies

At March 31, 1995 and December 31, 1994, the Company was contingently liable under unsecured letters of credit totaling $314,880 and $212,211, respectively, which approximates fair value. In addition, at March 31, 1995, certain of the Company's subsidiaries were contingently liable as issuer of $86,160 of notes payable to managing general partners of various limited partnerships pursuant to Internal Revenue Service guidelines. There is no market for these guarantees, therefore, it is not practicable to estimate their fair value.
In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole. The Company also had conditional commitments of $18,889 to contribute capital to limited partnerships as of March 31, 1995.

The Company has been named as defendant in numerous legal actions in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, in the opinion of management of the Company, after consultation with various counsel handling such matters, these actions will be resolved with no material adverse effect on the Company's consolidated financial statements, taken as a whole.

At March 31, 1995 and December 31, 1994, securities with a fair value of $1,025,712 and $674,669, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

In meeting the financing needs of certain of its clients, PWI has issued standby letters of credit which amounted to $17,131 at March 31, 1995. The standby letters of credit are fully collateralized by marginable securities.

Income Taxes

The reconciliation of income taxes, computed at the statutory federal rates, to income taxes recorded is as follows:

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                              1995       1994
                                            -------    -------
       Tax at statutory federal rates        35.0%       35.0%
       State and local income taxes,
          net of federal tax benefit          4.2         5.5
       Foreign rate differential              2.2        (0.3)
       Nontaxable dividends & interest       (2.7)       (1.0)
       Other, net                            (3.7)        0.8
                                            -------    -------
                                            35.0%       40.0%
                                            =======    =======

Income taxes paid were $1,243 and $16,491 for the three months ended March 31, 1995 and 1994, respectively.

Earnings Per Common Share

The Company computed its earnings per common share under the modified treasury stock method in accordance with Accounting Principles Board Opinion No. 15 by dividing net income, adjusted for preferred stock dividends and any interest savings, by the weighted average common and common equivalent shares outstanding during each period presented. Common equivalent shares include common shares issuable under the Company's stock option and award plans, the conversion of convertible debentures and preferred stock, and restricted stock outstanding.

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

Results of Operations

Quarter Ended March 31, 1995 compared to Quarter Ended March 31, 1994

The Company's net income for the quarter ended March 31, 1995 was $34.3 million or $0.27 per primary and fully diluted share, as compared to the $55.6 million or $0.71 per primary share ($0.70 per fully diluted share) earned during the first quarter of 1994. Total revenues of $1,233.9 million were 14.0% higher than those reported for the first quarter of 1994, primarily due to increased interest income. Revenues, net of interest expense, decreased $26.3 million to $725.8 million.

Commission revenues of $270.3 million were 3.7% lower than the $280.7 million earned during the first quarter of 1994, primarily due to lower sales of mutual funds, insurance annuities and options. Mutual fund commissions decreased $12.1 million or 24.8%, insurance annuity commissions decreased $7.7 million or 24.3% and option commissions decreased $4.7 million or 19.4%. These decreases were partially offset by a $13.4 million or 9.3% increase in commissions earned from the sale of listed securities.

Principal transactions revenues increased $29.8 million or 16.2% from the first quarter of 1994, reflecting improved results in mortgages, corporate debt and municipal securities. These improvements were offset by a decline in U.S. government securities.

Investment banking revenues were $49.8 million, as compared to $97.6 million for the prior year quarter, reflecting the industry wide decline in underwritings of new corporate debt and equity securities.

Asset management fees, which are largely recurring in nature, decreased $1.5 million or 1.6% from the first quarter of 1994, primarily due to lower distribution and investment advisory fees earned on long-term mutual funds. Average assets in long-term mutual funds were $9.0 billion during the first quarter of 1995, as compared to $12.6 billion during the prior year period. This decline was offset by higher fees earned on money market funds and managed or wrap accounts, as average asset levels in money market funds and wrap accounts increased over the first quarter 1994 by approximately 17% and 26%, respectively.

Net interest decreased $1.4 million or 2.1% due to lower fixed income inventory positions at a lower net spread partially offset by higher net interest resulting from expansion of the stock loan business and increased margin lending to clients.

Other income increased $5.0 million to $35.9 million due to higher transaction and account fees and increased proxy service revenues. The number of Individual Retirement Accounts increased approximately 17% from March 31, 1994.

Compensation and benefits were $433.0 million, as compared to $431.7 million during the first quarter of 1994. Compensation costs increased in response to the acquisition of the Kidder, Peabody Group Inc. ("Kidder") businesses and normal salary increases. These increases were offset by lower revenue driven compensation paid to retail investment executives and lower performance based incentive compensation. Compensation and benefits as a percentage of net revenues was 59.7% during the first quarter of 1995, as compared to 57.4% during the first quarter of 1994.

All other operating expenses increased $12.4 million or 5.5% from the first quarter of 1994, primarily due to incremental office, communications and brokerage, clearing and exchange fees attributable to the acquired Kidder businesses.

                      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations (continued)

Liquidity and Capital Resources

The primary objectives of the Company's funding policies are to insure ample liquidity at all times and a strong capital base. These objectives are met by maximization of self-funded assets, diversification of funding sources, maintenance of prudent liquidity and capital ratios, and contingency planning.

Liquidity

The Company maintains a liquid balance sheet with the majority of assets consisting of inventories, securities borrowed or purchased under agreements to resell, and receivables from clients, brokers and dealers, which are readily convertible into cash. The nature of the Company's business as a securities dealer results in carrying significant levels of trading inventories in order to meet its client and proprietary trading needs. The Company's total assets may fluctuate from period to period as a result of changes in the level of trading positions held to facilitate client transactions, the volume of resale and repurchase transactions, and proprietary trading strategies.
These fluctuations depend significantly upon economic and market conditions, and transactional volume.

The Company's total assets at March 31, 1995 were $46.2 billion compared to $35.9 billion at December 31, 1994, reflecting an increase primarily in securities purchased under agreements to resell. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and the issuance of long-term senior and subordinated debt.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has two unsecured senior revolving credit agreements to provide up to $2.0 billion, including $1.2 billion, which expires in December 1995 with provisions for renewal through December 1997 and $800.0 million, which expires in December 1997. At March 31, 1995, there was $300.0 million outstanding under these credit facilities. Additionally, the Company had more than $5 billion in uncommitted lines of credit at March 31, 1995.

The Company maintains public shelf registration statements for the issuance of debt securities with the Securities and Exchange Commission ("SEC"). During the first quarter of 1995, the Company issued $125.0 million of 8 7/8% Senior Notes under these registration statements. At March 31, 1995, the Company had $732.6 million in debt securities available for issuance.

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy which provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base. At
March 31, 1995, the Company's total capital base, which includes long-term borrowings, redeemable preferred stock and stockholders' equity, was $4.3 billion, an increase of $144.1 million from December 31, 1994. The additions to capital primarily reflect increases in both long-term borrowings and stockholders' equity of $119.9 million and $23.9 million, respectively.
The increase in long-term borrowings reflects the issuance of $125.0 million of 8 7/8% Senior Notes in March 1995 Due 2005. The increase in stockholders' equity is primarily the result of the Company's net income for the quarter of $34.3 million and net amortization of restricted stock awards of $10.6 million. These increases were offset by the repurchase of approximately 826,000 shares of common stock for $13.0 million. At March 31, 1995, the remaining number of shares of common stock authorized to be repurchased by the Company's Board of Directors was 8,055,224 shares.

On April 19, 1995, Moody's Investors Service, Inc. ("Moody's") announced that it lowered its ratings on the Company's senior debt from A3 to Baa1 and on the Company's subordinated debt from Baa1 to Baa2. Moody's confirmed the Company's Prime-2 commercial paper rating.

                           Management's Discussion and Analysis of Financial
                            Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Capital Resources and Capital Adequacy (continued)

On May 2, 1995, the Company issued $125,000 of 8 1/4% Senior Notes Due May 1, 2002. The Notes are not redeemable prior to maturity. Interest on the Notes is payable semiannually on May 1 and November 1. This issuance replaces $150,000 of 9 5/8% Senior Notes that matured on May 1, 1995.

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

At March 31, 1995, the Company had investments in merchant banking transactions which were affected by liquidity, reorganization or restructuring issues amounting to $57.5 million, net of reserves, compared to $56.9 million, net of reserves, at December 31, 1994. These investments have not had a material effect on the Company's results of operations. Included in the portfolio at March 31, 1995 was an investment of $52.2 million in a limited partnership which specializes in investments in corporate restructurings and special situations. The Company did not enter into any significant merchant banking transactions during the first quarter of 1995.

The Company's trading activities include market-making transactions in high-yield debt securities. These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness and lower credit ratings and are, therefore, more vulnerable to general economic conditions. At March 31, 1995, the Company held in long and short inventory $92.9 million and $17.2 million, respectively, of high-yield debt securities, which accounted for less than 1% of gross inventory positions. No one issuer accounted for more than 15% of the total amount. The Company continually monitors its risk positions associated with high-yield debt securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in revenues. For the three months ended March 31, 1995 and 1994, the Company recorded pre-tax trading revenues on transactions in high-yield securities of $4.5 million and $2.6 million, respectively.

Derivative Financial Instruments

A derivative financial instrument represents a contractual agreement between counterparties whose value is derived from changes in the value of some other underlying asset such as the price of another security, interest rates, currency exchange rates, specified rates (e.g. LIBOR) or indices (e.g. S&P
500), or the value referenced in the contract. Derivatives may be traded on exchanges such as futures, certain options contracts and structured products (e.g. indexed warrants) or negotiated in over-the-counter markets such as forward contracts, interest rate swaps, caps and floors, and other structured products.

In the normal course of business, the Company engages in a variety of derivative transactions in connection with its proprietary trading activities and asset and liability management, as well as on behalf of its clients. As a dealer, the Company regularly makes a market in and trades a variety of securities. The Company is also engaged in creating structured products which are sold to clients. In connection with these activities, the Company attempts to reduce its exposure to market risk by entering into offsetting hedging transactions which may include derivative financial instruments.
The Company also enters into interest rate swap contracts to hedge its fixed rate borrowings and reduce overall borrowing costs.

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the statement of financial condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $54.2 billion and $39.4 billion at March 31, 1995 and December 31, 1994, respectively, which included $23.8 billion and $16.3 billion, respectively, related to "to be announced" mortgage securities requiring forward settlement. Also included in these amounts was $1.8 billion of interest rate swap agreements used to hedge the Company's long-term borrowings at March 31, 1995 and December 31, 1994.

For a more detailed discussion and disclosure on derivative financial instruments, see "Financial Instruments with Off-Balance-Sheet Risk", "Risk Management" and "Concentrations of Credit Risk" in the Notes to Consolidated Financial Statements.

                                     PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions in which compensatory damages of $155.4 million or more appear to be sought, and in which there have been material developments during the quarter, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $155.4 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $155.4 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, and intends to defend actively each such case. The following developments have occurred in the indicated cases, which were previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

General Development Corporation Securities Litigation

On April 4, 1995, the United States Court of Appeals for the Third Circuit entered an order in Rolo v. City Investing Liquidating Trust, et al., vacating its order of November 8, 1994, granting appellant's application for rehearing and remanded the case to the district court for reconsideration.

In Re NASDAQ Market-Maker Antitrust and Securities Litigation

In February 1995, the Judicial Panel on Multidistrict Litigation conditionally transferred Newton et al. v. Merrill Lynch et al., which has since been consolidated under the caption In Re Merrill Lynch et al. Securities Litigation (the "Merrill Lynch action"), to the Southern District of New York as a tag-along action as part of the multidistrict litigation, In Re NASDAQ Market-Maker Antitrust Litigation (the "NASDAQ Litigation"). With the filing of a consolidated complaint by plaintiffs in the NASDAQ Litigation in December 1994 dropping the federal securities law claims, the caption in the NASDAQ Litigation has been changed to delete any reference to "Securities
Litigation". On February 2, 1995, the defendants in the NASDAQ Litigation moved to dismiss the complaint. That motion is currently pending.

On March 22, 1995, plaintiffs in the Merrill Lynch action filed an amended complaint. On March 29, 1995, plaintiffs in the Merrill Lynch action moved to vacate the conditional transfer order. That motion is currently pending. On May 5, 1995, PaineWebber moved to dismiss the complaint in the Merrill Lynch action. That motion is pending as well.

Limited Partnership Class Actions

In March 1995, a purported class action was filed in state court in Cook County, Illinois on behalf of investors in the Pegasus aircraft leasing partnerships. In this case, Jacobson v. PaineWebber Incorporated, plaintiff alleges claims based upon fraud, misrepresentation and breach of fiduciary duty in connection with the sale of these limited partnership interests.
The complaint seeks unspecified damages.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

 (a) Proxies for the Annual Meeting of Stockholders held on May 4, 1995 were solicited by the Company pursuant to Regulation 14A of the Securities Act of 1934, as amended.

 (c)   Matters voted upon at the Annual Meeting of Stockholders:

   (1) The election of four directors to the Board of Directors to hold office for a term of three years.
       There was no solicitation in opposition of the nominees and all such nominees were elected. There were no broker non-votes with respect to the election of Directors.

                           Votes For      Votes Withheld
                         ------------    ----------------
       J.A. Bult          85,794,340        1,076,522
       J.E. Kilgore, Jr.  85,853,038        1,017,824
       R.M. Loeffler      85,866,809        1,004,053
       H. Rosovsky        85,892,588          978,274

ITEM 4.   Submission of Matters to a Vote of Security Holders (continued)
          ---------------------------------------------------------------

   (2) The approval of certain conversion rights contained in the 6% Cumulative Convertible Redeemable Preferred Stock, Series A, of the Company authorizing the issuance of common stock which, when combined with common stock previously issued in connection with the purchase of certain assets and liabilities and specific businesses of Kidder, Peabody Group Inc., may exceed 20% of the total common stock outstanding.

       Votes for:               77,644,379
       Votes against:            1,761,665
       Abstentions:                591,347
       Broker Non-Votes:         6,925,778

   (3) The ratification of the selection by the Board of Directors of Ernst & Young LLP as the Company's independent public accountants for the 1995 fiscal year.

       Votes for:               86,274,338
       Votes against:              126,407
       Abstentions:                133,330
       Broker Non-Votes:           389,094

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a) The following exhibits are filed herewith:

            Exhibit 11    -     Computation of Earnings per Common Share

            Exhibit 12.1  -     Computation of Ratio of Earnings to Combined
                                Fixed Charges and Preferred Stock Dividends

            Exhibit 12.2  -     Computation of Ratio of Earnings to Fixed
                                Charges

    (b) Reports on Form 8-K:

        The Company filed a Current Report on Form 8-K dated May 1, 1995 with the Securities and Exchange Commission reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements and Exhibits") in connection with the issuance by the Company of 1,050,000 U.S. Dollar Increase Warrants on the Japanese Yen Expiring April 30, 1996.

                                          SIGNATURE
                                          =========





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     Paine Webber Group Inc.
                                                     -----------------------
                                                          (Registrant)








Date: May 15, 1995                                   By: /s/ Regina A. Dolan
      ------------                                       -------------------
                                                       Regina A. Dolan
                                                       Vice President,
                                                       Chief Financial Officer

                                                                      Exhibit 11

                                      Paine Webber Group Inc.
                           Computation of Earnings Per Common Share
                  (In thousands of dollars except share and per share amounts)

                                               Three Months Ended March 31,
                                           ----------------------------------
                                               1995                    1994
                                           -----------            ----------
Primary:

Weighted average common
  shares outstanding                        93,150,593             71,695,578

Incremental stock options
  and awards                                 6,045,570              8,215,538
                                           -----------            -----------

Average common and common
  equivalent shares                         99,196,163             79,911,116
                                           ===========            ===========

Net income                                 $    34,310            $    55,648

Interest savings on
  convertible debentures and
  short-term borrowings                            276                  1,063

Preferred dividend requirements                 (7,313)                   -
                                            ----------            -----------

Net income applicable to
  common shares                            $    27,273            $    56,711
                                           ===========            ===========

Earnings per common share                  $      0.27            $      0.71
                                           ===========            ===========

Fully Diluted:

Weighted average common
  shares outstanding                        93,150,593             71,695,578

Incremental stock
  options and awards                         6,188,516              8,215,538

Weighted average common shares
  issuable assuming
   conversion of 8%
   Convertible Debentures
   and 6% Cumulative Convertible
   Redeemable Preferred Stock                8,366,943              1,405,552
                                           -----------            -----------

Average common and common
  equivalent shares                        107,706,052             81,316,668
                                           ===========            ===========

Net income                                $     34,310            $    55,648

Interest savings on
  convertible debentures
  and short-term borrowings                        506                  1,274

Preferred dividend requirements                 (5,813)                   -
                                           -----------            -----------

Net income applicable to
  common shares                           $     29,003            $    56,922
                                          ============            ===========

Earnings per common share                 $       0.27            $      0.70
                                          ============            ===========


                                                                    Exhibit 12.1
                              Paine Webber Group Inc.
             Computation of Ratio of Earnings to Combined Fixed Charges
                           and Preferred Stock Dividends
                             (In thousands of dollars)


             Three Months                      Years Ended
            Ended March 31,                    December 31,
               ---------  -----------------------------------------------------
                  1995      1994      1993       1992       1991       1990
               ---------  -------   --------  --------    --------    ---------

Income (loss)
before taxes     $52,785  $44,385   $407,576  $339,115    $226,247    $(102,633)
               ---------  -------   --------  --------    --------    ---------

Preferred stock
dividends         11,251    1,710      5,828    27,789      34,732       23,174
               ---------  -------   --------   -------     -------    ---------

Fixed charges:

Interest        508,126  1,428,653  1,130,712   879,242   1,056,124   1,242,151

Interest factor
in rents         14,598     51,102     50,133    45,962      43,804      42,223
                -------   --------   --------   -------   ---------   ---------

Total fixed
charges         522,724  1,479,755   1,180,845   925,204  1,099,928   1,284,374
               --------  ---------   ---------   -------  ---------   ---------

Total fixed
charges and
preferred stock
dividends       533,975   1,481,465  1,186,673   952,993  1,134,660   1,307,548
               --------   ---------  ---------   -------  ---------   ---------

Income before
taxes and
fixed charges  $575,509 $1,524,140 $1,588,421 $1,264,319 $1,326,175  $1,181,741
              ========= ========== ========== ========== ==========  ==========

Ratio of
earnings to
fixed charges
and preferred
stock dividends      1.1        1.0        1.3        1.3       1.2       <F1>
               =========  =========  =========  =========  ========  ==========

For purposes of computing the ratio of earnings to combined fixed charges and preferred stock dividends (tax effected), "earnings" consist of income (loss) before taxes and fixed charges. "Fixed charges" consist of interest expense incurred on securities sold under agreements to repurchase, short-term borrowings, long-term borrowings and that portion of rental expense estimated to be representative of the interest factor.

<F1> Earnings were inadequate to cover fixed charges and would have had to increase approximately $125,807 in order to cover the deficiency.

                                                                   Exhibit 12.2

                               Paine Webber Group Inc.
                 Computation of Ratio of Earnings to Fixed Charges
                               (In thousands of dollars)

             Three Months                                 Years Ended
            Ended March 31,                               December 31,
             -----------   ---------------------------------------------------
                1995         1994       1993        1992       1991      1990
             ----------    --------   --------   --------   --------   -------
Income (loss)
before taxes   $ 52,785    $ 44,385   $407,576   $339,115   $226,247  $(102,633)
              ---------    --------  ---------   --------   --------  ---------

Fixed charges:

Interest        508,126   1,428,653  1,130,712    879,242  1,056,124  1,242,151

Interest factor
in rents         14,598      51,102     50,133     45,962     43,804     42,223
              ---------   ---------  ---------    -------   --------  ---------

Total fixed
charges         522,724   1,479,755  1,180,845    925,204  1,099,928  1,284,374
              ---------   ---------  ---------   --------  ---------  ---------

Income before
taxes and fixed
charges       $ 575,509  $1,524,140 $1,588,421 $1,264,319 $1,326,175 $1,181,741
              =========  ========== ========== ========== ========== ==========

Ratio of
earnings to
fixed charges       1.1         1.0        1.3        1.4        1.2     <F1>
              =========  ==========  =========  =========  =========  ========


For purposes of computing the ratio of earnings to fixed charges, "earnings" consist of income (loss) before taxes and fixed charges. "Fixed charges" consist of interest expense incurred on securities sold under agreements to repurchase, short-term borrowings, long-term borrowings and that portion of rental expense estimated to be representative of the interest factor.

<F1> Earnings were inadequate to cover fixed charges and would have had to increase approximately $102,633 in order to cover the deficiency.
