Form 10-Q
period 1995-06-30
PAINE WEBBER GROUP INC
filed 1995-08-14
CIK 75754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            ------------------------

                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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


       Registrant's telephone number, including area code: (212) 713-2000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                       ------       -------

                             -----------------------


On August 4, 1995, the Registrant had outstanding 98,992,871 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                             PAINE WEBBER GROUP INC.
                                    FORM 10-Q
                                  JUNE 30, 1995


                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----
PART I.           FINANCIAL INFORMATION


    Item 1.       Financial Statements.


                  Consolidated Statements of Operations
                  (unaudited) for the Three Months and Six Months Ended
                  June 30, 1995 and 1994.                                        2

                  Consolidated Statements of Financial
                  Condition (unaudited) at June 30, 1995
                  and December 31, 1994.                                         3

                  Consolidated Statements of Cash Flows
                  (unaudited) for the Six Months Ended
                  June 30, 1995 and 1994.                                        4

                  Notes to Consolidated Financial Statements
                  (unaudited).                                                   5-13

    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.                                                   14-18


PART II.          OTHER INFORMATION

    Item 1.       Legal Proceedings.                                            19
    Item 6.       Exhibits and Reports on Form 8-K.                             20

                  Signature                                                     21


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             PAINE WEBBER GROUP INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                  -------------------------------       ---------------------------
                                                      1995               1994              1995            1994
                                                  -----------        ------------       -----------     -----------
REVENUES
       Commissions                                $   323,824        $    240,729       $   594,086     $   521,385
       Principal transactions                         204,307              91,687           417,977         275,561
       Investment banking                              88,592              59,140           138,392         156,734
       Asset management                                97,985              89,589           187,872         180,972
       Other                                           42,607              36,135            78,494          67,039
       Interest                                       574,930             385,069         1,149,334         783,106
                                                  -----------        ------------       -----------     -----------
         Total revenues                             1,332,245             902,349         2,566,155       1,984,797
       Interest expense                               507,447             323,383         1,015,573         653,754
                                                  -----------        ------------       -----------     -----------
         Net revenues                                 824,798             578,966         1,550,582       1,331,043
                                                  -----------        ------------       -----------     -----------

NON-INTEREST EXPENSES
       Compensation and benefits                      504,810             344,729           937,767         776,443
       Office and equipment                            67,347              56,399           132,027         111,825
       Communications                                  38,172              33,023            73,329          65,021
       Business development                            23,444              21,544            44,994          43,551
       Brokerage, clearing & exchange fees             24,592              20,488            48,124          42,466
       Professional services                           26,192              22,471            48,379          40,801
       Other                                          285,854             122,070           358,790         199,947
                                                  -----------        ------------       -----------     -----------
         Total non-interest expenses                  970,411             620,724         1,643,410       1,280,054
                                                  -----------        ------------       -----------     -----------

EARNINGS (LOSS) BEFORE TAXES                         (145,613)            (41,758)          (92,828)         50,989
                                                  -----------        ------------       ------------    -----------

PROVISION (BENEFIT) FOR INCOME TAXES:
       Federal                                        (47,319)            (17,127)          (35,989)          5,952
       State, local and foreign                        (7,746)                424              (601)         14,444
                                                  -----------        ------------       ------------    -----------
                                                      (55,065)            (16,703)          (36,590)         20,396
                                                  -----------        ------------       -----------     -----------
NET EARNINGS (LOSS)                               $   (90,548)       $   (25,055)       $   (56,238)    $    30,593
                                                  ===========        ============       ===========     ===========

Net earnings (loss) applicable to common shares   $   (97,872)       $    (25,055)      $   (70,882)    $    32,439
                                                  ===========        ============       ===========     ===========
Earnings (loss) per common share:
         Primary                                  $     (1.06)       $      (0.35)      $     (0.76)    $      0.41
         Fully diluted                            $     (1.06)       $      (0.35)      $     (0.76)    $      0.41
Weighted average common shares:
         Primary                                   92,594,748          70,728,823        92,901,835      79,196,930
         Fully diluted                             92,594,748          70,728,823        92,901,835      80,602,482


Dividends declared per common share               $      0.12        $       0.12       $      0.24     $      0.24


 See notes to consolidated financial statements.

                             PAINE WEBBER GROUP INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                                                    June 30,         December 31,
                                                                                      1995               1994
                                                                                  -----------        ------------
ASSETS
Cash and cash equivalents                                                         $   371,512        $   259,238
Cash and securities segregated and on deposit for
    federal and other regulations                                                     433,222            369,585
Trading inventories, at fair value                                                 14,023,347         10,784,117
Securities borrowed or purchased under agreements to resell                        25,224,739         18,630,656
Receivables:
    Clients                                                                         5,225,707          3,495,670
    Brokers and dealers                                                               237,165            432,565
    Dividends and interest                                                            346,734            229,462
    Fees and other                                                                    234,822            233,027
Office equipment and leasehold improvements, net
    of accumulated depreciation and amortization of $265,227
    at June 30, 1995 and $245,225 at December 31, 1994                                322,760            272,365
Other assets                                                                        1,529,416          1,149,440
                                                                                  -----------        -----------
                                                                                  $47,949,424        $35,856,125
                                                                                  ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                             $ 1,053,113        $ 1,889,609
Commitments for securities sold but not yet purchased, at fair value                8,025,292          6,034,706
Securities loaned or sold under agreements to repurchase                           27,758,664         19,099,766
Payables:
    Clients                                                                         4,732,430          2,899,240
    Brokers and dealers                                                               162,663            303,244
    Dividends and interest                                                            264,583            218,719
    Other liabilities and accrued expenses                                          1,394,192            933,977
Accrued compensation and benefits                                                     363,619            344,981
                                                                                  -----------        -----------
                                                                                   43,754,556         31,724,242
Long-term borrowings                                                                2,471,258          2,315,415
                                                                                  -----------        -----------
                                                                                   46,225,814         34,039,657
                                                                                  -----------        -----------
Commitments and contingencies

Redeemable Preferred Stock                                                            186,362            185,969

Stockholders' Equity:
    Convertible Preferred Stock                                                       100,000            100,000
    Common stock, $1 par value, 200,000,000 shares
      authorized; issued 102,082,741 shares at June 30, 1995 and
      100,613,737 shares at December 31, 1994                                         102,083            100,614
    Additional paid-in capital                                                        802,553            784,974
    Retained earnings                                                                 620,364            715,052
                                                                                  -----------        -----------
                                                                                    1,625,000          1,700,640
    Treasury stock, at cost;
      3,091,368 shares at June 30, 1995 and
      1,297,081 shares at December 31, 1994                                           (53,233)           (21,981)
    Unamortized cost of restricted stock                                              (46,131)           (51,803)
    Foreign currency translation adjustment                                            11,612              3,643
                                                                                  -----------        -----------
                                                                                    1,537,248          1,630,499
                                                                                  -----------        -----------
                                                                                  $47,949,424        $35,856,125
                                                                                  ===========        ===========


See notes to consolidated financial statements.

                             PAINE WEBBER GROUP INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (In thousands of dollars)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                            ------------------------------
                                                                                1995               1994
                                                                            -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                         $   (56,238)       $    30,593
Adjustments to reconcile net earnings (loss) to cash (used for)
    provided by operating activities:
Noncash items included in net earnings (loss):
    Depreciation and amortization                                                26,965             19,712
    Deferred income taxes                                                       (14,818)           (22,213)
    Amortization of deferred charges                                             78,052             58,634
    Other                                                                        18,564             22,569
(Increase) decrease in operating receivables:
    Clients                                                                  (1,733,339)          (106,611)
    Brokers and dealers                                                         195,400            599,355
    Dividends and interest                                                     (117,272)            26,929
    Fees and other                                                               (1,795)           (27,062)
Increase (decrease) in operating payables:
    Clients                                                                   1,833,190             64,401
    Brokers and dealers                                                        (140,581)          (410,818)
    Dividends and interest                                                       45,864             17,469
    Other                                                                       472,478           (150,835)
(Increase) decrease in:
    Trading inventories                                                      (3,239,230)         3,417,279
    Securities borrowed or purchased under agreements to resell              (7,959,945)        (2,268,429)
    Cash and securities on deposit                                              (63,637)             6,685
    Other assets                                                               (425,200)          (185,871)
Increase (decrease) in:
    Commitments for securities sold but not yet purchased                     1,990,586           (278,946)
    Securities loaned or sold under agreements to repurchase                  8,356,030          1,307,719
                                                                            -----------        -----------
    Cash (used for) provided by operating activities                           (734,926)         2,120,560
                                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for:
    Office equipment and leasehold improvements                                 (75,857)           (36,180)
                                                                            -----------        -----------
    Cash used for investing activities                                          (75,857)           (36,180)
                                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on):
    Short-term borrowings                                                      (836,496)        (1,714,855)
    Securities sold under agreements to repurchase,
      net of securities purchased under agreements to resell                  1,668,730           (768,057)
Proceeds from:
    Long-term borrowings                                                        350,396            488,052
    Employee stock transactions                                                   6,631              9,807
Payments for:
    Long-term borrowings                                                       (195,455)          (107,420)
    Repurchases of common stock                                                 (32,299)           (31,333)
    Dividends                                                                   (38,450)           (18,317)
                                                                            -----------        -----------
    Cash provided by (used for) financing activities                            923,057         (2,142,123)
                                                                            -----------         ----------
    Increase (decrease) in cash and cash equivalents                            112,274            (57,743)
    Cash and cash equivalents, beginning of period                              259,238            241,038
                                                                            -----------        -----------
    Cash and cash equivalents, end of period                                $   371,512        $   183,295
                                                                            ===========        ===========



See notes to consolidated financial statements.

                             PAINE WEBBER GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (In thousands of dollars except share and per share amounts)


NOTE 1:  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary, PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. The financial information as of and for the periods ended June 30, 1995 and 1994 is unaudited. However, in the opinion of management of the Company, such information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in prior year amounts to conform to current year presentations. The Company's principal line of business is to serve the investment and capital needs of individual, corporate, institutional and public agency clients.

NOTE 2:  BUSINESS ACQUISITION

The purchase of certain assets and liabilities and specific businesses of Kidder, Peabody Group Inc. ("Kidder") from General Electric Company was completed in the first quarter of 1995 with the closing on the retail and asset management businesses.

The following unaudited pro forma condensed results of operations for the three months and six months ended June 30, 1994 assumes the acquisition of the Kidder businesses occurred at the beginning of the year ended December 31, 1994:

                                                                 Three Months               Six Months
                                                              Ended June 30, 1994      Ended June 30, 1994
                                                              -------------------      -------------------

                         Revenues                                 $ 1,169,408               $2,518,915
                         Net revenues                             $   763,439               $1,699,989
                         Net earnings (loss)                      $    (4,856)              $   70,991
                         Earnings (loss) per common share:
                            Primary                               $     (0.13)              $     0.58
                            Fully diluted                         $     (0.13)              $     0.57


The unaudited pro forma condensed results of operations for the three months and six months ended June 30, 1994 are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been executed at the beginning of 1994, or of any future results of operations of the Company. Adjustments to 1995 to develop pro forma results as if the retail and asset management closings had occurred on January 1, 1995 were not material.

NOTE 3:  LIMITED PARTNERSHIP INVESTMENT CHARGES

In the second quarter of 1995, the Company recorded an after-tax charge of $126,000 ($200,000 before income taxes) reflecting the Company's assessment of the total financial cost of resolving Securities and Exchange Commission ("SEC"), individual and class action claims arising out of the sale of limited partnerships that began in the mid-1980's. The Company has reached a stage in its settlement discussions with the SEC staff and in its evaluation of individual and class action claims such that it now has a sound and comprehensive basis for quantifying the total costs of resolving limited partnership investment issues. The charge is included in "Other liabilities" and "Other expenses" in the Company's Consolidated Statement of Financial Condition and Consolidated Statement of Operations, respectively.

NOTE 4:  FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, cash and securities segregated for regulatory purposes, trading inventories, securities borrowed or purchased under agreements to resell, and certain receivables, are carried at fair value or contracted amounts which approximate fair value. Similarly, liabilities, including short-term borrowings, commitments for securities sold but not yet purchased, securities loaned or sold under agreements to repurchase, and certain payables, are carried at fair value or contracted amounts approximating fair value.

At June 30, 1995 and December 31, 1994, the fair value of long-term borrowings was $2,459,016 and $2,107,538, respectively, as compared to the carrying amounts of $2,471,258 and $2,315,415, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for substantially all its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating payments, which partially offset the effect of the changes in interest rates on the fair value of the Company's long-term borrowings.

The fair value of interest rate swaps used to hedge the Company's long-term borrowings is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The fair value of the interest rate swaps was $19,774 and $172,193 payable at June 30, 1995 and December 31, 1994, respectively. The carrying amounts of the interest rate swap agreements at June 30, 1995 and December 31, 1994 were $372 payable and $4,480 receivable, respectively, and are included in "Dividends and interest" in the Company's Consolidated Statement of Financial Condition.

NOTE 5:  TRADING INVENTORIES

Trading inventories and commitments for securities sold but not yet purchased, recorded at fair value, consisted of the following:

                                                              June 30,       December 31,
                                                                1995             1994
                                                            -----------      ------------
Trading inventories:
   U.S. government and agency obligations                   $ 5,439,620      $ 3,560,201
   Mortgages and mortgage-backed securities                   3,734,012        2,441,940
   Corporate debt securities                                  2,254,755        1,816,747
   State and municipal obligations                              939,048        1,018,875
   Corporate equity securities                                  835,533          703,366
   Commercial paper and other short-term debt                   820,379        1,242,988
                                                            -----------      -----------
                                                            $14,023,347      $10,784,117
                                                            ===========      ===========

Commitments for securities sold but not yet purchased:
   U.S. government and agency obligations                   $ 6,203,980      $ 4,918,655
   Mortgages and mortgage-backed securities                      89,526           44,370
   Corporate debt securities                                    518,188          398,913
   State and municipal obligations                               25,717           57,751
   Corporate equity securities                                1,187,881          615,017
                                                            -----------      -----------
                                                            $ 8,025,292      $ 6,034,706
                                                            ===========      ===========

NOTE 6:  SHORT-TERM BORROWINGS

The Company meets its short-term financing needs by obtaining bank loans on either a secured or unsecured basis; by issuing commercial paper and medium-term notes; by entering into agreements to repurchase, whereby securities are sold with a commitment to repurchase at a future date; and through securities lending activity.

Short-term borrowings at June 30, 1995 and December 31, 1994 consisted of the following:

                                                 June 30,            December 31,
                                                  1995                   1994
                                               -----------           ------------
Commercial paper                               $   547,445           $   906,650
Bank loans and other                               505,668               972,959
Medium-Term Notes                                     --                  10,000
                                               -----------           -----------
                                               $ 1,053,113           $ 1,889,609
                                               ===========           ===========


NOTE 7:  LONG-TERM BORROWINGS

Long-term borrowings at June 30, 1995 and December 31, 1994 consisted of the following :

                                                     June 30,        December 31,
                                                       1995              1994
                                                   -----------       ------------
Fixed Rate Notes due 1998-2014                     $ 1,297,324       $ 1,177,159
Fixed Rate Subordinated Notes due 2002                 174,368           174,324
Medium-Term Senior Notes                               653,475           618,070
Medium-Term Subordinated Notes                         308,150           308,150
Other                                                   37,941            37,712
                                                   -----------       -----------
                                                   $ 2,471,258       $ 2,315,415
                                                   ===========       ===========

On May 2, 1995, the Company issued $125,000 of 8 1/4% Notes Due May 1, 2002. The Notes are not redeemable prior to maturity. Interest on the Notes is payable semiannually on May 1 and November 1. This issuance replaces $150,000 of 9 5/8% Notes that matured on May 1, 1995. Interest rates on the remaining fixed rate notes outstanding at June 30, 1995 range from 6 1/4% to 9 1/4%. The weighted average interest rate on the fixed rate notes outstanding at June 30, 1995 was 7.53%. The Fixed Rate Subordinated Notes Due 2002 have an interest rate of 7 3/4%.

As of June 30, 1995, the Company had $961,625 of Medium-Term Senior and Subordinated Notes outstanding, with an average maturity of 3.4 years and a weighted average interest rate of 7.03%.

Total interest payments relating to agreements to repurchase, short-term borrowings, stock loans and long-term borrowings were $970,068 and $651,604 for the six months ended June 30, 1995 and 1994, respectively.

NOTE 8:  PREFERRED STOCK

The Company has authorization to issue up to 20,000,000 shares of preferred stock, in one or more series, with a par value of $20.00 per share. Preferred stock outstanding at June 30, 1995 and December 31, 1994 was as follows:


                                                             June 30,    December 31,
                                                               1995         1994
                                                             --------    ------------
9% Cumulative Redeemable Preferred Stock,
  Series C, $100.00 liquidation value; 2,500,000
  shares authorized, issued and outstanding                  $186,362      $185,969

6% Cumulative Convertible Redeemable Preferred
  Stock, Series A, $100.00 liquidation value; 1,000,000
  shares authorized, issued and outstanding                  $100,000      $100,000



NOTE 9:  COMMON STOCK

As of June 30, 1995, the Company had 36,262,355 authorized shares of common stock reserved for issuance in connection with convertible securities and stock option and stock award plans.

On August 4, 1995, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.12 per share payable on October 4, 1995 to stockholders of record on September 5, 1995.

NOTE 10:  CAPITAL REQUIREMENTS

PWI, a registered broker-dealer, is subject to the SEC Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2% of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4% of such aggregate debit items. Business may not be expanded if net capital is less than 5% of such aggregate debit items. As of June 30, 1995, PWI's net capital of $446,844 was 11% of aggregate debit balances and its net capital in excess of the minimum required was $351,779.

NOTE 11:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Set forth below are the gross contract or notional amounts of all off-balance-sheet derivative financial instruments held or issued for trading purposes. These amounts are not reflected in the Consolidated Statement of Financial Condition and are indicative only of the volume of activity at June 30, 1995 and December 31, 1994. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions.

                                                              Notional or Contract Amount
                                              ------------------------------------------------------------
                                                     June 30, 1995                    December 31, 1994
                                              ---------------------------         ------------------------
                                              Purchases         Sales             Purchases        Sales
                                              ---------------------------         ------------------------
Mortgage-backed forward contracts
   and options written and purchased         $19,032,199      $20,792,484        $8,757,807     $9,256,738

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                        2,223,209        2,247,332         2,325,721      1,855,557

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                3,816,168        2,488,315         1,931,330      2,216,565

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                        2,909,029        2,697,034         5,321,100      5,374,546

Interest rate swaps, caps and floors             326,150          200,000           285,450        230,000


Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of June 30, 1995 and December 31, 1994. The fair value amounts are determined by quoted market prices and pricing models which consider the time value and volatility of the underlying instruments. Changes in fair value are reflected in trading revenues or net interest as incurred, depending on the nature of the contract. The amounts are netted by counterparty only when the criteria of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," are met.

                                                    Fair Value at                          Fair Value at
                                                    June 30, 1995                        December 31, 1994
                                            -----------------------------          ----------------------------
                                             Assets           Liabilities          Assets           Liabilities
                                            ---------         -----------          -------          -----------
Mortgage-backed forward contracts and
  options written and purchased              $113,517           $83,225            $30,606            $25,209

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                        55,857            54,476             55,345             44,244

Equity securities contracts including
  futures, forwards, and options written
  and purchased                               388,679           332,416            204,938            116,973

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                        11,939            13,220             10,150              8,988

Interest rate swaps, caps and floors            1,341               259              1,372                128

Set forth below are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended June 30, 1995 and the twelve months ended December 31, 1994. Average fair value is based upon the average of the month-end balances during the periods indicated.

                                                   Average Fair Value                     Average Fair Value
                                            Three Months Ended June 30, 1995      Twelve Months Ended December 31, 1994
                                            --------------------------------      -------------------------------------
                                              Assets            Liabilities          Assets               Liabilities
                                             --------           -----------         --------              -----------
Mortgage-backed forward contracts and
  options written and purchased              $116,217            $103,483           $202,484                $191,687

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                        73,301              74,680             56,528                  53,810

Equity securities contracts including
  futures, forwards, and options written
  and purchased                               300,301             312,290            162,388                 155,422

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                        14,044               9,037             23,527                  13,293

Interest rate swaps, caps and floors            1,282                 248              1,757                   1,147

The Company also enters into agreements to sell securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Consolidated Statement of Financial Condition.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Consolidated Statement of Financial Condition and amounted to $571,333 and $302,411 at June 30, 1995 and December 31, 1994, respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The following table summarizes the Company's principal transaction revenue (net trading revenues) by business activity for the three months and six months ended June 30, 1995.

                                                                                  Three Months           Six Months
                                                                               Ended June 30, 1995   Ended June 30, 1995
                                                                               -------------------   -------------------

Corporate equities (includes equity securities, equity index futures, equity
     index options and swaps, and equity options contracts)                        $   71,407            $   153,462
Municipals (includes municipal and government securities)                              34,099                 76,656
U.S. government (includes U.S. government securities, financial futures and
     options contracts)                                                                18,099                 44,296
Mortgage and mortgage-backed (includes mortgage-backed and government
     securities, mortgage-backed forwards and options contracts)                       24,326                 41,531
Corporate debt and other (includes debt, foreign currency forwards, futures
     and options contracts and other securities)                                       56,376                102,032
                                                                                   ----------             ----------

                                                                                   $  204,307             $  417,977
                                                                                   ==========             ==========

Principal transaction revenues include realized and unrealized gains and losses in the fair value of derivative and other financial instruments.

Held or Issued for Purposes Other Than Trading

The Company enters into interest rate swap agreements to ensure that the interest rate characteristics of assets and liabilities are matched. As of June 30, 1995 and December 31, 1994, the Company had outstanding interest rate swap agreements with large financial institutions with a notional principal amount of $1,836,250. These agreements effectively converted approximately 84% of the Company's fixed rate debt at June 30, 1995 into floating rate debt. The interest rate swap agreements entered into have had the effect of increasing net interest expense on the Company's long-term borrowings by $1,466 for the six months ended June 30, 1995 and reducing net interest expense by $19,169 for the six months ended June 30, 1994. The difference to be received or paid on the swap agreements is included in interest expense as incurred and any related receivable from or payable to counterparties is reflected as an asset or liability, accordingly. The Company had no deferred gains or losses related to terminated swap agreements at June 30, 1995 and December 31, 1994. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements are large financial institutions and the Company has not experienced defaults in the past and management does not anticipate any counterparty defaults in the foreseeable future.

NOTE 12:  RISK MANAGEMENT

Transactions involving derivative and non-derivative financial instruments involve varying degrees of both market and credit risk. The Company monitors its exposure to market and credit risk on a daily basis and through a variety of financial, security position and credit exposure reporting, and control procedures.

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

The Company may pledge clients' securities as collateral in support of securities loaned and bank loans as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At June 30, 1995, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at June 30, 1995 were settled without adverse effect on the Company's financial statements, taken as a whole.

NOTE 13:  CONCENTRATIONS OF CREDIT RISK

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

NOTE 14:  COMMITMENTS AND CONTINGENCIES

At June 30, 1995 and December 31, 1994, the Company was contingently liable under unsecured letters of credit totaling $100,218 and $212,211, respectively, which approximates fair value. In addition, at June 30, 1995, certain of the Company's subsidiaries were contingently liable as issuer of $86,160 of notes payable to managing general partners of various limited partnerships pursuant to Internal Revenue Service guidelines. There is no market for these guarantees, therefore, it is not practicable to estimate their fair value. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole. The Company also had conditional commitments of $18,551 to contribute capital to limited partnerships as of June 30, 1995.

At June 30, 1995 and December 31, 1994, securities with a fair value of $873,947 and $674,669, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

In meeting the financing needs of certain of its clients, PWI has issued standby letters of credit which amounted to $16,778 at June 30, 1995. The standby letters of credit are fully collateralized by marginable securities.

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

NOTE 15:  INCOME TAXES

The reconciliation of income taxes, computed at the statutory federal rates, to income taxes recorded is as follows:

                                                   Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                                   ------------------              --------------------
                                                    1995         1994              1995            1994
                                                   -----         ----              ----            ----
       Tax at statutory federal rates               35.0%        35.0%             35.0%           35.0%
       State and local income taxes,
          net of federal tax benefit                 6.3          5.5               7.4             5.5
       Foreign rate differential                     1.3         (0.3)              0.8            (0.3)
       Nontaxable dividends & interest               2.9          2.2               6.0            (3.6)
       Other, net                                   (7.7)        (2.4)             (9.8)            3.4
                                                    ----         ----              ----            ----
                                                    37.8%        40.0%             39.4%           40.0%
                                                    ====         ====              ====            ====

Income taxes paid were $1,805 and $57,263 for the six months ended June 30, 1995 and 1994, respectively.

NOTE 16:  EARNINGS (LOSS) PER COMMON SHARE

For the three months ended June 30, 1995 and 1994 and for the six months ended June 30, 1995, as a result of the net losses reported, the Company computed its loss per common share by dividing the net loss by the weighted average common shares outstanding, which excludes restricted stock and antidilutive securities, during the respective periods.

For the six months ended June 30, 1994, the Company computed its earnings per common share under the modified treasury stock method in accordance with Accounting Principles Board Opinion No. 15 by dividing net earnings, adjusted for any interest savings, by the weighted average common and common equivalent shares outstanding during the period. Common equivalent shares include common shares issuable under the Company's stock option and award plans, the conversion of convertible debentures and restricted stock outstanding.

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

The securities industry experienced improved conditions in the second quarter of 1995, as compared to the prior year. Increased investor optimism and a declining interest rate environment have contributed to the upturn in activity in both the stock and bond markets. During the second quarter of 1995, the average daily volume on the three primary U.S. equity markets reached record levels. In addition, there was a resurgence in new equity and debt issues during the quarter.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1995 Compared to Quarter Ended June 30, 1994

The Company's net earnings for the quarter ended June 30, 1995, before giving effect to a one-time after-tax charge of approximately $126 million related to resolving the Securities and Exchange Commission ("SEC"), individual and class action claims arising out of the sale of limited partnerships, were $35.4 million or $0.28 per primary and fully diluted share. This compares to net earnings of $9.1 million or $0.12 per primary and fully diluted share during the second quarter of 1994, before giving effect to an after-tax charge of approximately $34 million related to the PaineWebber Short-Term U.S. Government Income Fund (the "Fund"). The net loss for the second quarter of 1995, after giving effect to the one-time charge, was $90.5 million or $1.06 per primary and fully diluted share. This compares to a net loss in the second quarter of 1994 of $25.1 million or $0.35 per primary and fully diluted share, after giving effect to the non-recurring charge related to the Fund. During the second quarter of 1995, net revenues were $824.8 million, 42.5% higher than the prior year period, primarily due to higher principal transaction and commission revenues.

In the second quarter of 1995, the Company recorded an after-tax charge of $126,000 ($200,000 before income taxes) reflecting the Company's assessment of the total financial cost of resolving SEC, individual and class action claims arising out of the sale of limited partnerships that began in the mid-1980's. The Company has reached a stage in its settlement discussions with the SEC staff and in its evaluation of individual and class action claims such that it now has a sound and comprehensive basis for quantifying the total costs of resolving limited partnership investment issues.

Results for the second quarter of 1994 were reduced by an after-tax charge of approximately $34 million ($57 million pre-tax) relating to the reimbursement to certain shareholders of the Fund, a mutual fund managed by the Company's investment subsidiary, Mitchell Hutchins Asset Management Inc., for losses and other expenses attributable to mortgage-derivative securities owned by the Fund. In addition, the Company purchased all interest only and principal only securities held by the Fund, as well as two structured floating rate securities from the Fund, for an aggregate price of approximately $235 million, in order to permit the Fund to maintain an appropriate mix of investments based on its investment objectives and reduced size.

Commission revenues earned during the second quarter of 1995 were $323.8 million, 34.5% higher than the $240.7 million earned during the second quarter of 1994, due to the increased number of investment executives as a result of the Kidder, Peabody Group Inc. ("Kidder") acquisition and increased market volume. Listed commissions increased $73.9 million or 61.0%, mutual fund commissions increased $8.8 million or 22.2%, and over-the-counter commissions increased $8.0 million or 46.0%. These gains were partially offset by lower insurance commissions due to decreased sales of insurance annuities.

Principal transactions revenues were $204.3 million, as compared to $91.7 million for the prior year quarter. The increase in these revenues reflects improved results in mortgages, corporate debt and municipal securities. These improvements were partially offset by a decline in U.S. government securities.

Investment banking revenues increased 49.8% during the second quarter of 1995 to $88.6 million, reflecting a higher level of corporate and municipal offerings and increased private placements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Asset management fees, which are largely recurring in nature, increased $8.4 million or 9.4%, primarily due to increased fees earned on managed or "wrap" accounts, and higher investment advisory fees earned on money market and institutional accounts. Average assets in wrap accounts during the second quarter of 1995 were approximately 45% higher than the prior year period. Average assets in money market and institutional accounts increased approximately 34% and 24%, respectively. These increases were partially offset by lower investment advisory and distribution fees earned on long-term mutual funds as a result of lower average assets.

Net interest increased $5.8 million or 9.4% due to lower financing costs relating to lower equity inventory positions, expansion of the stock loan business, and increased margin lending to clients, offset by a decreased spread on fixed income inventory positions.

Other income increased $6.5 million or 17.9% primarily due to higher transaction fees.

Compensation and benefits were $504.8 million, as compared to $344.7 million for the second quarter of 1994. Compensation costs increased following the acquisition of Kidder businesses, higher revenues resulting from increased market activity, higher performance based incentive compensation and normal salary increases. Compensation and benefits as a percentage of net revenues was 61.2% during the second quarter of 1995, as compared to 59.5% during the second quarter of 1994.

All other operating expenses were $465.6 million, as compared to $276.0 million during the prior year period. For the second quarter of 1995, other expenses includes the charge related to the sale of limited partnerships, and, for the second quarter of 1994, other expenses includes the charge related to the Fund. Higher litigation related costs are also included in other expenses and professional services. Higher office and equipment, communications and brokerage, clearing and exchange fees are due to the incremental business activity attributable to the acquired Kidder businesses.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

Net earnings for the six months ended June 30, 1995, before giving effect to the one-time charge, were $69.7 million or $0.54 per fully diluted share ($0.56 primary), as compared to $64.8 million or $0.83 per fully diluted share ($0.84 primary) for the six months ended June 30, 1994, before giving effect to the non-recurring charge related to the Fund. Including the charges, the net loss for the first six months of 1995 was $56.2 million or $0.76 per primary and fully diluted share, as compared to net earnings of $30.6 million or $0.41 per primary and fully diluted share for the first six months of 1994. Revenues, net of interest expense, were $1,550.6 million, 16.5% higher than the $1,331.0 million earned during the prior year period. The increase in revenues is primarily attributable to the incremental business related to the acquired Kidder businesses and improved market conditions.

Commission revenues increased $72.7 million or 13.9% over the first six months of 1994. Listed commissions increased $87.3 million or 32.8%, over-the-counter commissions increased $6.1 million or 16.1%, and commodities commissions increased $5.6 million or 28.1%. These increases were offset by lower insurance commissions as a result of decreased sales of insurance annuities.

Principal transaction revenues were $418.0 million, as compared to $275.6 million. This increase reflects improved results in mortgages, corporate debt and municipal securities, partially offset by lower results in U.S. government securities.

Investment banking revenues were $138.4 million, as compared to $156.7 million earned during the first six months of 1994. The decreased revenues reflect a lower level of corporate debt and equity underwritings.

Asset management fees increased 3.8% to $187.9 million, primarily due to higher fees earned on wrap accounts and increased advisory fees earned on money market and institutional accounts, partially offset by lower advisory and distribution fees earned on long-term mutual funds.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Net interest increased $4.4 million or 3.4% to $133.8 million for the first six months of 1995. This increase is primarily due to lower financing costs relating to lower equity inventory positions, expansion of the stock loan business and increased margin lending to clients, offset by a decreased spread on fixed income inventory positions.

Other income increased $11.5 million or 17.1%, primarily due to increased transaction fees and higher fees from Individual Retirement Accounts due to an increased number of accounts. These increases were partially offset by lower dividend income.

Compensation and benefits were $937.8 million, as compared to $776.4 million for the first six months of 1994. Compensation costs increased following the acquisition of the Kidder businesses, higher revenues resulting from increased market activity, higher performance based incentive compensation and normal salary increases. Compensation and benefits as a percentage of net revenues was 60.5%, as compared to 58.3% during the prior year period.

All other operating expenses were $705.6 million, as compared to $503.6 million during the first six months of 1994. In 1995, other expenses includes the $200.0 million charge related to the sale of limited partnerships, and, in 1994, other expenses includes the charge related to the Fund. Higher litigation related costs are also included in other expenses and professional services. Higher office and equipment, communications and brokerage, clearing and exchange fees are due to the incremental business activity attributable to the acquired Kidder businesses.

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

The Company's total assets at June 30, 1995 were $47.9 billion compared to $35.9 billion at December 31, 1994, reflecting an increase primarily in securities purchased under agreements to resell. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and the issuance of long-term senior and subordinated debt.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has two unsecured senior revolving credit agreements to provide up to $2.0 billion, including $1.2 billion, which expires in December 1995 with provisions for renewal through December 1997 and $800.0 million, which expires in December 1997. At June 30, 1995, there were no outstanding borrowings under these credit facilities. Additionally, the Company had more than $5 billion in uncommitted lines of credit at June 30, 1995.

The Company maintains public shelf registration statements for the issuance of debt securities with the Securities and Exchange Commission ("SEC"). The Company issued $125.0 million of 8 7/8% Notes in March 1995 Due 2005, $125.0 million of 8 1/4% Notes in May 1995 Due 2002, and $80.0 million of Medium-Term Senior Notes, with varying maturities and rates of interest, during the six months ended June 30, 1995, under these registration statements. At June 30, 1995, the Company had $527.6 million in debt securities available for issuance.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy which provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base. At June 30, 1995, the Company's total capital base, which includes long-term borrowings, redeemable preferred stock and stockholders' equity, was $4.2 billion, an increase of $63.0 million from December 31, 1994. The additions to capital primarily reflect an increase in long-term borrowings of $155.8 million offset by a decrease in stockholders' equity of $93.3 million. The increase in long-term borrowings reflects the issuances of $125.0 million of 8 7/8% Notes, $125.0 million of 8 1/4% Notes, and $80.0 million of Medium-Term Senior Notes. These increases were offset by the maturities of $150.0 million of 9 5/8% Notes in May 1995 and $45.0 million of Medium-Term Notes. The decrease in stockholders' equity is primarily the result of the Company's net loss for the six months ended June 30, 1995 of $56.2 million, dividends accrued and paid of $38.5 million, and the repurchase of approximately 1,856,000 shares of common stock for $32.3 million. These decreases were offset by net amortization of restricted stock awards of $18.6 million. At June 30, 1995, the remaining number of shares of common stock authorized to be repurchased by the Company's Board of Directors was 7,025,369 shares.

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

At June 30, 1995, the Company had investments in merchant banking transactions which were affected by liquidity, reorganization or restructuring issues amounting to $79.4 million, net of reserves, compared to $56.9 million, net of reserves, at December 31, 1994. These investments have not had a material effect on the Company's results of operations. Included in the portfolio at June 30, 1995 was an investment of $52.2 million in a limited partnership which specializes in investments in corporate restructurings and special situations. The Company did not enter into any significant merchant banking transactions during the six months ended June 30, 1995.

The Company's trading activities include market-making transactions in high-yield debt securities. These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness and lower credit ratings and are, therefore, more vulnerable to general economic conditions. At June 30, 1995, the Company held in long and short inventory $123.2 million and $24.2 million, respectively, of high-yield debt securities, which accounted for less than 1% of gross inventory positions. No one issuer accounted for more than 12% of the total amount. The Company continually monitors its risk positions associated with high-yield debt securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in revenues. For the six months ended June 30, 1995, the Company recorded pre-tax trading revenues on transactions in high-yield securities of $10.5 million. For the six months ended June 30, 1994, the Company recorded pre-tax trading losses of $1.2 million on transactions in high-yield debt securities.

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

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the statement of financial condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $58.6 billion and $39.4 billion at June 30, 1995 and December 31, 1994, respectively, which included $33.6 billion and $16.3 billion, respectively, related to "to be announced" mortgage securities requiring forward settlement. Also included in these amounts was $1.8 billion of interest rate swap agreements used to hedge the Company's long-term borrowings at June 30, 1995 and December 31, 1994.

For a more detailed discussion and disclosure on derivative financial instruments, see "Financial Instruments with Off-Balance-Sheet Risk", "Risk Management" and "Concentrations of Credit Risk" in the Notes to Consolidated Financial Statements.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions in which compensatory damages of $144 million or more appear to be sought, and in which there have been material developments during the quarter, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $144 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $144 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, and intends to defend actively each such case. The following developments have occurred in the indicated cases, each of which was previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 or in its Quarterly Report on Form 10-Q for the three months ended March 31, 1995.

Northview Corporation Litigation

In May 1995, PaineWebber Incorporated and one of the individual defendants (hereinafter referred to as the "settling defendants") agreed to settle this action conditioned upon entry of a final judgment with respect to the settling defendants by the Court, after notice to the remaining non-settling co-defendants and a fairness hearing determining that such settlement was made in good faith, approving such settlement, dismissing the complaint with prejudice as to the settling defendants and barring all non-settling co-defendants from maintaining any claims for contribution or indemnification against the settling defendants.

In Re NASDAQ Market-Maker Antitrust and Securities Litigation

On May 25, 1995, the Judicial Panel on Multidistrict Litigation vacated its conditional transfer order in the Merrill Lynch action and remanded the case to the United States District Court for the District of New Jersey for further proceedings.

On August 3, 1995, the defendants' motion to dismiss in the NASDAQ Litigation was granted with leave to replead within 45 days.

Limited Partnership Class Actions

In late May and early June 1995, the courts in the Federal Court Limited Partnership Actions and the Geodyne Limited Partnership Actions entered orders consolidating all of the pretrial proceedings and certifying these actions as class actions. Discovery is underway in these coordinated class actions and PaineWebber's time to answer or otherwise move with respect to the consolidated amended complaint in the Federal Court Limited Partnership Actions has not yet expired.

The action that was filed in the federal court in Florida has been transferred to the United States District Court for the Southern District of New York where it has been consolidated with the Federal Court Limited Partnership Actions. The action that was filed in the Supreme Court of the State of New York has been stayed.

In the action that was filed in Brazoria County, Texas on behalf of investors in the Pegasus aircraft leasing partnerships, PaineWebber has filed an answer denying the allegations in the plaintiff's complaint, has removed the case to the United States District Court for the Southern District of Texas and is seeking to have the case transferred to the United States District Court for the Southern District of New York for consolidation with the Federal Court Limited Partnership Actions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following exhibits are filed herewith:

                Exhibit 11   - Computation of Earnings (Loss) per Common Share

                Exhibit 12.1 - Computation of Ratio of Earnings to Combined
                               Fixed Charges and Preferred Stock Dividends

                Exhibit 12.2 - Computation of Ratio of Earnings to Fixed Charges

   (b) Reports on Form 8-K:

                None

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




                                                      Paine Webber Group Inc.
                                                      -----------------------
                                                            (Registrant)








Date: August 10, 1995                                 By:  /s/ Regina A. Dolan
                                                      ------------------------
                                                      Regina A. Dolan
                                                      Vice President,
                                                      Chief Financial Officer

                                EXHIBIT INDEX


                Exhibit 11   - Computation of Earnings (Loss) per Common Share

                Exhibit 12.1 - Computation of Ratio of Earnings to Combined
                               Fixed Charges and Preferred Stock Dividends

                Exhibit 12.2 - Computation of Ratio of Earnings to Fixed Charges

                Exhibit 27.1 - Financial Data Schedule - 6 months