Form 10-Q
period 1995-09-30
PAINE WEBBER GROUP INC
filed 1995-11-14
CIK 75754

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                            ------------------------

                                   FORM 10-Q


         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission file number 1-7367

                           PAINE WEBBER GROUP INC.
-------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


             Delaware                                       13-2760086
------------------------------------------         ----------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                        Identification Number)


1285 Avenue of the Americas, New York, N.Y.                    10019
-------------------------------------------        ----------------------------
(Address of principal executive offices)                      (Zip Code)


     Registrant's telephone number, including area code:  (212) 713-2000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------        -------

                            -----------------------


On November 3, 1995, the Registrant had outstanding 97,437,306 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                            PAINE WEBBER GROUP INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 1995



                               TABLE OF CONTENTS




    PART I.                   FINANCIAL INFORMATION                                            Page
                              ---------------------                                            ----
         Item 1.              Financial Statements.


                              Consolidated Statements of Operations
                              (unaudited) for the Three Months and Nine Months Ended
                              September 30, 1995 and 1994.                                      2

                              Consolidated Statements of Financial
                              Condition (unaudited) at September 30, 1995
                              and December 31, 1994.                                            3

                              Consolidated Statements of Cash Flows
                              (unaudited) for the Nine Months Ended
                              September 30, 1995 and 1994.                                      4

                              Notes to Consolidated Financial Statements
                              (unaudited).                                                    5-13

         Item 2.              Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations.                                                    14-18


    PART II.                  OTHER INFORMATION
                              -----------------

         Item 1.              Legal Proceedings.                                                19
         Item 6.              Exhibits and Reports on Form 8-K.                                 19

                              Signature                                                         20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PAINE WEBBER GROUP INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                                 Three Months Ended                    Nine Months Ended
                                                                   September 30,                         September 30,
                                                          -------------------------------        ------------------------------
                                                               1995              1994                1995             1994
                                                          -------------      ------------        ------------     -------------
REVENUES
     Commissions                                           $   333,686         $  220,677        $  927,772        $  742,062
     Principal transactions                                    264,049            110,965           682,026           386,526
     Investment banking                                         93,988             64,864           232,380           221,598
     Asset management                                          104,159             87,084           292,031           268,056
     Other                                                      39,587             35,775           118,081           102,814
     Interest                                                  544,089            420,684         1,693,423         1,203,790
                                                           -----------         ----------        ----------        ----------
       Total revenues                                        1,379,558            940,049         3,945,713         2,924,846
     Interest expense                                          467,533            350,235         1,483,106         1,003,989
                                                           -----------         ----------        ----------        ----------
       Net revenues                                            912,025            589,814         2,462,607         1,920,857
                                                           -----------         ----------        ----------        ----------

NON-INTEREST EXPENSES
     Compensation and benefits                                 537,870            362,284         1,475,637         1,138,727
     Office and equipment                                       67,689             56,620           199,716           168,445
     Communications                                             38,130             32,521           111,459            97,542
     Business development                                       23,364             19,616            68,358            63,167
     Brokerage, clearing & exchange fees                        24,432             19,499            72,556            61,965
     Professional services                                      24,531             17,976            72,910            58,777
     Other                                                      79,307             47,403           438,097           247,350
                                                           -----------         ----------        ----------        ----------
       Total non-interest expenses                             795,323            555,919         2,438,733         1,835,973
                                                           -----------         ----------        ----------        ----------

EARNINGS BEFORE TAXES                                          116,702             33,895            23,874            84,884
                                                           -----------         ----------        ----------        ----------

PROVISION (BENEFIT) FOR INCOME TAXES:
     Federal                                                    24,099              9,262           (11,890)           15,214
     State, local and foreign                                   14,413              4,296            13,812            18,740
                                                           -----------         ----------        ----------        ----------
                                                                38,512             13,558             1,922            33,954
                                                           -----------         ----------        ----------        ----------
NET EARNINGS                                               $    78,190         $   20,337        $   21,952        $   50,930
                                                           ===========         ==========        ==========        ==========

Net earnings (loss) applicable to
  common shares                                            $    71,202         $   20,952        $      (16)       $   53,428
                                                           ===========         ==========        ==========        ==========
Earnings per common share:
       Primary                                             $      0.71         $     0.27        $     0.00        $     0.67
       Fully diluted                                       $      0.67         $     0.26        $     0.00        $     0.67
Weighted average common shares:
       Primary                                             100,931,592         78,798,202        92,597,619        79,320,442
       Fully diluted                                       108,158,981         80,203,754        92,597,619        80,725,994


Dividends declared per common share                        $      0.12         $     0.12        $     0.36        $     0.36


See notes to consolidated financial statements.

                            PAINE WEBBER GROUP INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                                             September 30,      December 31,
                                                                                 1995               1994
                                                                             ------------       ------------
ASSETS
Cash and cash equivalents                                                     $   196,111       $   259,238
Cash and securities segregated and on deposit for
     federal and other regulations                                                419,419           369,585
Trading inventories, at fair value                                             13,274,228        10,784,117
Securities borrowed or purchased under agreements to resell                    27,621,675        18,630,656
Receivables:
     Clients                                                                    5,376,274         3,495,670
     Brokers and dealers                                                          189,821           432,565
     Dividends and interest                                                       268,594           229,462
     Fees and other                                                               237,086           233,027
Office equipment and leasehold improvements, net
     of accumulated depreciation and amortization of $278,838
     at September 30, 1995 and $245,225 at December 31, 1994                      321,697           272,365
Other assets                                                                    1,640,246         1,149,440
                                                                              -----------       -----------
                                                                              $49,545,151       $35,856,125
                                                                              ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                         $ 1,672,755       $ 1,889,609
Commitments for securities sold but not yet purchased, at fair value            7,251,044         6,034,706
Securities loaned or sold under agreements to repurchase                       29,539,571        19,099,766
Payables:
     Clients                                                                    4,470,885         2,899,240
     Brokers and dealers                                                          224,739           303,244
     Dividends and interest                                                       268,619           218,719
     Other liabilities and accrued expenses                                     1,372,805           933,977
Income taxes                                                                      102,652              -
Accrued compensation and benefits                                                 466,995           344,981
                                                                              -----------       -----------
                                                                               45,370,065        31,724,242
Long-term borrowings                                                            2,423,001         2,315,415
                                                                              -----------       -----------
                                                                               47,793,066        34,039,657
                                                                              -----------       -----------
Commitments and contingencies

Redeemable Preferred Stock                                                        186,562           185,969

Stockholders' Equity:
     Convertible Preferred Stock                                                  100,000           100,000
     Common stock, $1 par value, 200,000,000 shares
       authorized; issued 102,083,692 shares at September 30, 1995 and
       100,613,737 shares at December 31, 1994                                    102,084           100,614
     Additional paid-in capital                                                   786,841           784,974
     Retained earnings                                                            679,414           715,052
                                                                              -----------       -----------
                                                                                1,668,339         1,700,640
     Treasury stock, at cost;
       3,740,987 shares at September 30, 1995 and
       1,297,081 shares at December 31, 1994                                      (71,717)          (21,981)
     Unamortized cost of restricted stock                                         (36,407)          (51,803)
     Foreign currency translation adjustment                                        5,308             3,643
                                                                              -----------       -----------
                                                                                1,565,523         1,630,499
                                                                              -----------       -----------
                                                                              $49,545,151       $35,856,125
                                                                              ===========       ===========

See notes to consolidated financial statements.

                            PAINE WEBBER GROUP INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (In thousands of dollars)

                                                                                    Nine  Months Ended
                                                                                      September  30,
                                                                             ---------------------------------
                                                                                 1995                1994
                                                                             ------------       --------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                             $    21,952        $   50,930
     Adjustments to reconcile net earnings to cash (used for)
         provided by operating activities:
     Noncash items included in net earnings:
         Depreciation and amortization                                             41,661            29,978
         Deferred income taxes                                                   (100,304)          (20,785)
         Amortization of deferred charges                                         119,465            85,026
         Other                                                                    218,654            26,560
     (Increase) decrease in operating receivables:
         Clients                                                               (1,885,764)         (718,757)
         Brokers and dealers                                                      242,744           436,645
         Dividends and interest                                                   (39,132)           41,980
         Fees and other                                                            (4,058)          (25,963)
     Increase (decrease) in operating payables:
         Clients                                                                1,571,645           783,632
         Brokers and dealers                                                      (78,505)         (326,030)
         Dividends and interest                                                    49,899           (92,772)
         Other                                                                    453,674          (178,270)
     (Increase) decrease in:
         Trading inventories                                                   (2,490,111)        6,054,748
         Securities borrowed or purchased under agreements to resell          (11,344,326)       (6,261,608)
         Cash and securities on deposit                                           (49,834)           (2,382)
         Other assets                                                            (483,944)         (384,389)
     Increase (decrease) in:
         Commitments for securities sold but not yet purchased                  1,216,338          (640,698)
         Securities loaned or sold under agreements to repurchase              10,636,232         4,799,029
                                                                              -----------        ----------
         Cash (used for) provided by operating activities                      (1,903,714)        3,656,874
                                                                              -----------        ----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for:
         Office equipment and leasehold improvements                              (88,698)          (51,076)
                                                                              -----------        ----------
         Cash used for investing activities                                       (88,698)          (51,076)
                                                                              -----------        ----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from (payments on):
         Short-term borrowings                                                   (216,854)       (1,513,291)
         Securities sold under agreements to repurchase,
           net of securities purchased under agreements to resell               2,156,879        (2,530,625)
     Proceeds from:
         Long-term borrowings                                                     412,586           623,030
         Employee stock transactions                                               33,818            10,710
     Payments for:
         Long-term borrowings                                                    (306,370)         (120,040)
         Repurchases of common stock                                              (93,184)          (39,546)
         Dividends                                                                (57,590)          (27,453)
                                                                              -----------        ----------
         Cash provided by (used for) financing activities                       1,929,285        (3,597,215)
                                                                              -----------        ----------
         Increase (decrease) in cash and cash equivalents                         (63,127)            8,583
         Cash and cash equivalents, beginning of period                           259,238           241,038
                                                                              -----------        ----------
         Cash and cash equivalents, end of period                             $   196,111        $  249,621
                                                                              ===========        ==========

See notes to consolidated financial statements.

                            PAINE WEBBER GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (In thousands of dollars except share and per share amounts)


NOTE 1:  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary, PaineWebber Incorporated ("PWI") (collectively, the "Company").
All material intercompany balances and transactions have been eliminated. The financial information as of and for the periods ended September 30, 1995 and 1994 is unaudited. However, in the opinion of management of the Company, such information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and previously issued quarterly reports. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in prior year amounts to conform to current year presentations. The Company's principal line of business is to serve the investment and capital needs of individual, corporate, institutional and public agency clients.

NOTE 2:  BUSINESS ACQUISITION

The purchase of certain assets and liabilities and specific businesses of Kidder, Peabody Group Inc. ("Kidder") from General Electric Company was completed in the first quarter of 1995 with the closing on the retail and asset management businesses.

The following unaudited pro forma condensed results of operations for the three months and nine months ended September 30, 1994 assumes the acquisition of the Kidder businesses occurred at the beginning of the year ended December 31, 1994:

                                       Three Months Ended       Nine Months Ended
                                       September 30, 1994       September 30, 1994
                                       ------------------       ------------------
        Revenues                            $1,207,108              $3,726,023
        Net revenues                        $  774,287              $2,474,277
        Net earnings                        $   40,536              $  111,527
        Earnings per common share:
           Primary                          $     0.34              $     0.91
           Fully diluted                    $     0.33              $     0.90

The unaudited pro forma condensed results of operations for the three months and nine months ended September 30, 1994 are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been executed at the beginning of 1994, or of any future results of operations of the Company. Adjustments to 1995 to develop pro forma results as if the retail and asset management closings had occurred on January 1, 1995 were not material.

NOTE 3: LIMITED PARTNERSHIP INVESTMENT CHARGE

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

          (In thousands of dollars except share and per share amounts)


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

At September 30, 1995 and December 31, 1994, the fair value of long-term borrowings was $2,429,057 and $2,107,538, respectively, as compared to the carrying amounts of $2,423,001 and $2,315,415, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for the majority of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating payments, which partially offset the effect of the changes in interest rates on the fair value of the Company's long-term borrowings.

The fair value of interest rate swaps used to hedge the Company's long-term borrowings is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The fair value of the interest rate swaps was $16,512 and $172,193 payable at September 30, 1995 and December 31, 1994, respectively. The carrying amounts of the interest rate swap agreements at September 30, 1995 and December 31, 1994 were $317 and $4,480 receivable, respectively, and are included in "Dividends and interest" in the Company's Consolidated Statement of Financial Condition.

NOTE 5:  TRADING INVENTORIES

Trading inventories and commitments for securities sold but not yet purchased, recorded at fair value, consisted of the following:

                                                                  September 30,          December 31,
                                                                     1995                    1994
                                                                ---------------         --------------
    Trading inventories:
       U.S. government and agency obligations                     $  4,293,056            $ 3,560,201
       Mortgages and mortgage-backed securities                      4,178,201              2,441,940
       Corporate debt securities                                     2,317,574              1,816,747
       Commercial paper and other short-term debt                      890,006              1,242,988
       State and municipal obligations                                 798,870              1,018,875
       Corporate equity securities                                     796,521                703,366
                                                                  ------------            -----------
                                                                  $ 13,274,228            $10,784,117
                                                                  ============            ===========

    Commitments for securities sold but not yet purchased:
       U.S. government and agency obligations                     $  5,406,527            $ 4,918,655
       Mortgages and mortgage-backed securities                         86,101                 44,370
       Corporate debt securities                                       662,966                398,913
       State and municipal obligations                                  15,911                 57,751
       Corporate equity securities                                   1,079,539                615,017
                                                                  ------------            -----------
                                                                  $  7,251,044            $ 6,034,706
                                                                  ============            ===========

          (In thousands of dollars except share and per share amounts)


NOTE 6:  SHORT-TERM BORROWINGS

The Company meets its short-term financing needs by obtaining bank loans on either a secured or unsecured basis; by issuing commercial paper and medium-term notes; by entering into agreements to repurchase, whereby securities are sold with a commitment to repurchase at a future date; and through securities lending activity.

Short-term borrowings at September 30, 1995 and December 31, 1994 consisted of the following:

                                                                   September 30,           December 31,
                                                                       1995                   1994
                                                                   ------------           -------------
         Bank loans and other                                       $1,151,497             $  972,959
         Commercial paper                                              521,258                906,650
         Medium-Term Notes                                               -                     10,000
                                                                    ----------             ----------
                                                                    $1,672,755             $1,889,609
                                                                    ==========             ==========

NOTE 7:  LONG-TERM BORROWINGS

Long-term borrowings at September 30, 1995 and December 31, 1994 consisted of the following :

                                                                  September  30,          December 31,
                                                                       1995                  1994
                                                                  --------------          ------------
        Fixed Rate Notes due 1998-2014                              $1,287,690             $1,177,159
        Fixed Rate Subordinated Notes due 2002                         174,390                174,324
        Medium-Term Senior Notes                                       636,475                618,070
        Medium-Term Subordinated Notes                                 287,150                308,150
        Other                                                           37,296                 37,712
                                                                    ----------             ----------
                                                                    $2,423,001             $2,315,415
                                                                    ==========             ==========

At September 30, 1995, interest rates on the Fixed Rate Notes due 1998-2014 range from 6 1/4% to 9 1/4% and the weighted average interest rate on these notes at September 30, 1995 was 7.53%. The Fixed Rate Subordinated Notes Due 2002 have an interest rate of 7 3/4%.

As of September 30, 1995, the Company had $923,625 of Medium-Term Senior and Subordinated Notes outstanding, with an average maturity of 4.1 years and a weighted average interest rate of 7.05%.

Total interest payments relating to agreements to repurchase, short-term borrowings, stock loans and long-term borrowings were $1,433,205 and $1,120,250 for the nine months ended September 30, 1995 and 1994, respectively.

NOTE 8:  PREFERRED STOCK

The Company has authorization to issue up to 20,000,000 shares of preferred stock, in one or more series, with a par value of $20.00 per share. Preferred stock outstanding at September 30, 1995 and December 31, 1994 was as follows:

                                                                  September 30,          December 31,
                                                                      1995                   1994
                                                                  -------------         --------------
          9% Cumulative Redeemable Preferred Stock,
            Series C, $100.00 liquidation value; 2,500,000
            shares authorized, issued and outstanding                 $186,562               $185,969

          6% Cumulative Convertible Redeemable Preferred
             Stock, Series A, $100.00 liquidation value; 1,000,000
             shares authorized, issued and outstanding                $100,000               $100,000

          (In thousands of dollars except share and per share amounts)


NOTE 9:  COMMON STOCK

As of September 30, 1995, the Company had 33,591,234 authorized shares of common stock reserved for issuance in connection with convertible securities and stock option and stock award plans.

On November 2, 1995, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.12 per share payable on January 4, 1996 to stockholders of record on December 4, 1995.

NOTE 10:  CAPITAL REQUIREMENTS

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2% of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4% of such aggregate debit items. Business may not be expanded if net capital is less than 5% of such aggregate debit items. As of September 30, 1995, PWI's net capital of $592,623 was 14% of aggregate debit balances and its net capital in excess of the minimum required was $497,697.

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

Set forth on the following page are the gross contract or notional amounts of all off-balance-sheet derivative financial instruments held or issued for trading purposes. These amounts are not reflected in the Consolidated Statement of Financial Condition and are indicative only of the volume of activity at September 30, 1995 and December 31, 1994. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions.

          (In thousands of dollars except share and per share amounts)


                                                                                Notional or Contract Amount
                                                                                ---------------------------
                                                                 September 30, 1995                    December 31, 1994
                                                            --------------------------            -------------------------
                                                            Purchases            Sales            Purchases           Sales
                                                            --------------------------            -------------------------
     Mortgage-backed forward contracts
        and options written and purchased                  $15,476,354       $18,298,816         $8,757,807        $9,256,738

     Foreign currency forward contracts,
       futures contracts, and options
       written and purchased                                 2,377,872         2,625,984          2,325,721         1,855,557

     Equity securities contracts including
       futures, forwards, and options
       written and purchased                                 2,438,773         2,331,250          1,931,330         2,216,565

     Other fixed income securities contracts
       including futures, forwards, and
       options written and purchased                         3,092,403         4,440,237          5,321,100         5,374,546

     Interest rate swaps, caps and floors                      104,550            20,000            285,450           230,000

Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of September 30, 1995 and December 31, 1994. The fair value amounts are determined by quoted market prices and pricing models which consider the time value and volatility of the underlying instruments. Changes in fair value are reflected in trading revenues or net interest as incurred, depending on the nature of the contract. The amounts are netted by counterparty only when the criteria of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," are met.

                                                                      Fair Value at                       Fair Value at
                                                                    September 30, 1995                  December 31, 1994
                                                               ---------------------------          --------------------------
                                                               Assets          Liabilities          Assets         Liabilities
                                                               ------          -----------          ------         -----------
     Mortgage-backed forward contracts
       and options written and purchased                       $86,425            $77,110           $30,606           $25,209

     Foreign currency forward contracts,
       futures contracts, and options
       written and purchased                                    72,320             81,039            55,345            44,244

     Equity securities contracts including
       futures, forwards, and options
       written and purchased                                   314,758            124,733           204,938           116,973

     Other fixed income securities contracts
       including futures, forwards, and
       options written and purchased                            14,756             19,831            10,150             8,988

     Interest rate swaps, caps and floors                        2,849                988             1,372               128

Set forth on the following page are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended September 30, 1995 and the twelve months ended December 31, 1994. Average fair value is based upon the average of the month-end balances during the periods indicated.

          (In thousands of dollars except share and per share amounts)


                                                                   Average Fair Value                   Average Fair Value
                                                                   Three Months Ended                  Twelve Months Ended
                                                                   September 30, 1995                   December 31, 1994
                                                              ---------------------------           --------------------------
                                                              Assets          Liabilities           Assets         Liabilities
                                                              ------          -----------           ------         -----------
     Mortgage-backed forward contracts
       and options written and purchased                      $120,501           $107,325          $202,484          $191,687

     Foreign currency forward contracts,
       futures contracts, and options
       written and purchased                                    56,330             63,349            56,528            53,810

     Equity securities contracts including
       futures, forwards, and options
       written and purchased                                   219,624             98,257           162,388           155,422

     Other fixed income securities contracts
       including futures, forwards, and
       options written and purchased                            13,419             17,332            23,527            13,293

     Interest rate swaps, caps and floors                        2,891                961             1,757             1,147

The Company also enters into agreements to sell securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Consolidated Statement of Financial Condition.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Consolidated Statement of Financial Condition and amounted to $491,108 and $302,411 at September 30, 1995 and December 31, 1994,
respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The following table summarizes the Company's principal transaction revenue (net trading revenues) by business activity for the three months and nine months ended September 30, 1995.

                                                                           Three Months Ended     Nine Months  Ended
                                                                           September 30, 1995     September 30, 1995
                                                                           ------------------     ------------------
Corporate equities (includes equity securities, equity index futures, equity
     index options and swaps, and equity options contracts)                      $124,238              $277,700
Municipals (includes municipal and government securities)                          30,515               107,171
U.S. government (includes U.S. government securities, financial futures and
     options contracts)                                                            32,683                76,979
Mortgage and mortgage-backed (includes mortgage-backed and government
     securities, mortgage-backed forwards and options contracts)                   32,406                73,937
Corporate debt and other (includes debt, foreign currency forwards, futures
     and options contracts and other securities)                                   44,207               146,239
                                                                                 --------              --------
                                                                                 $264,049              $682,026
                                                                                 ========              ========

Principal transaction revenues include realized and unrealized gains and losses in the fair value of derivative and other financial instruments.

          (In thousands of dollars except share and per share amounts)


Held or Issued for Purposes Other Than Trading

The Company enters into interest rate swap agreements to ensure that the interest rate characteristics of assets and liabilities are matched. As of September 30, 1995 and December 31, 1994, the Company had outstanding interest rate swap agreements with large financial institutions with notional principal amounts of $1,931,200 and $1,836,250, respectively. These agreements effectively converted approximately 79% of the Company's fixed rate debt at September 30, 1995 into floating rate debt. The interest rate swap agreements entered into have had the effect of increasing net interest expense on the Company's long-term borrowings by $2,354 for the nine months ended September 30, 1995 and reducing net interest expense by $25,659 for the nine months ended September 30, 1994. The difference to be received or paid on the swap agreements is included in interest expense as incurred and any related receivable from or payable to counterparties is reflected as an asset or liability, accordingly. The Company had no deferred gains or losses related to terminated swap agreements at September 30, 1995 and December 31, 1994. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements are large financial institutions and the Company has not experienced defaults in the past and management does not anticipate any counterparty defaults in the foreseeable future.

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

          (In thousands of dollars except share and per share amounts)


Receivables and payables with brokers and dealers, and agreements to resell and repurchase securities are generally collateralized by cash, U.S. government and government-agency securities, and letters of credit. The market value of the initial collateral received is, at a minimum, equal to the contract value. Additional collateral is requested when considered necessary.

The Company may pledge clients' securities as collateral in support of securities loaned and bank loans as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At September 30, 1995, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at September 30, 1995 were settled without adverse effect on the Company's financial statements, taken as a whole.

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

NOTE 14:  COMMITMENTS AND CONTINGENCIES

At September 30, 1995 and December 31, 1994, the Company was contingently liable under unsecured letters of credit totaling $148,505 and $212,211, respectively, which approximates fair value. In addition, at September 30, 1995, certain of the Company's subsidiaries were contingently liable as issuer of $86,160 of notes payable to managing general partners of various limited partnerships pursuant to Internal Revenue Service guidelines. There is no market for these guarantees, therefore, it is not practicable to estimate their fair value. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole. The Company also had conditional commitments of $15,972 to contribute capital to limited partnerships as of September 30, 1995.

          (In thousands of dollars except share and per share amounts)


At September 30, 1995 and December 31, 1994, securities with a fair value of $335,074 and $674,669, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

In meeting the financing needs of certain of its clients, PWI has issued standby letters of credit which amounted to $23,251 at September 30, 1995. The standby letters of credit are fully collateralized by marginable securities.

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

NOTE 15:  INCOME TAXES

The reconciliation of income taxes, computed at the statutory federal rates, to income taxes recorded is as follows:

                                                                       Three Months Ended                  Nine Months Ended
                                                                          September 30,                      September 30,
                                                                    -----------------------            -------------------------
                                                                    1995              1994               1995              1994
                                                                    ----              -----            --------          --------
       Tax at statutory federal rates                               35.0%              35.0%             35.0%             35.0%
       State and local income taxes,
          net of federal tax benefit                                 4.3                4.3              (7.7)              5.0
       Foreign rate differential                                     0.7                2.2               0.4               0.7
       Nontaxable dividends & interest                              (2.0)              (2.0)            (33.3)             (3.0)
       Other, net                                                   (5.0)               0.5              13.7               2.3
                                                                    -----             ------           --------            -----
                                                                    33.0%              40.0%              8.1%             40.0%
                                                                    =====             ======           ========            =====

Income taxes paid were $23,072 and $72,332 for the nine months ended September 30, 1995 and 1994, respectively.

NOTE 16:  EARNINGS PER COMMON SHARE

For the three months ended September 30, 1995 and 1994, and the nine months ended September 30, 1994, the Company computed its earnings per common share under the modified treasury stock method in accordance with Accounting Principles Board Opinion No. 15 by dividing net earnings, adjusted for any interest savings, by the weighted average common and common equivalent shares outstanding during the respective periods. Net earnings for the three months ended September 30, 1995 was also adjusted for preferred stock dividends. Common equivalent shares include common shares issuable under the Company's stock option and award plans, the conversion of convertible debentures and restricted stock outstanding.

For the nine months ended September 30, 1995, as a result of the net loss applicable to common shares, the Company computed its per share results by dividing the net loss applicable to common shares by the weighted average common shares outstanding, which excludes restricted stock and antidilutive securities.

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

The securities industry continued to experience improved conditions through the third quarter of 1995, as compared to the prior year. Increased investor optimism and a declining interest rate environment have contributed to the upturn in activity in both the stock and bond markets. During the third quarter of 1995, the average daily volume on the three primary U.S. equity markets reached record levels. In addition, the resurgence in new equity and debt issues during the second quarter of 1995 continued in the third quarter.


RESULTS OF OPERATIONS

Quarter Ended September 30, 1995 Compared to Quarter Ended September 30, 1994

The Company's net earnings for the quarter ended September 30, 1995 were $78.2 million or $0.67 per fully diluted share ($0.71 primary), as compared to $20.3 million or $0.26 per fully diluted share ($0.27 primary) for the quarter ended September 30, 1994. Revenues, net of interest expense, were $912.0 million, 54.6% higher than the prior year period, primarily due to increased commission and principal transaction revenues.

Commission revenues earned during the third quarter of 1995 were $333.7 million, 51.2% higher than the $220.7 million earned during the third quarter of 1994, due to the increased number of investment executives as a result of the Kidder, Peabody Group Inc. ("Kidder") acquisition and increased market volume. Listed commissions increased $69.7 million or 60.2%, mutual fund commissions increased $18.5 million or 50.1%, over-the-counter commissions increased $16.2 million or 99.1%, and options commissions increased $7.4 million or 45.8%.

Principal transaction revenues were $264.0 million, as compared to $111.0 million for the third quarter of 1994. This increase is attributable to improved results in mortgages, corporate equity and corporate debt securities. These gains were partially offset by lower results in municipal and U.S. government securities.

Investment banking revenues increased 44.9% during the third quarter of 1995 to $94.0 million, reflecting a higher level of corporate offerings and private placements and additional revenues related to acquired Kidder businesses.

Asset management fees, which are largely recurring in nature, increased $17.1 million or 19.6%, primarily due to increased fees earned on managed or "wrap" accounts and increased investment advisory fees earned on money market and institutional accounts. Average assets in wrap accounts during the third quarter of 1995 were approximately 50% higher than the third quarter of 1994. Average assets in money market and institutional accounts increased approximately 44% and 26%, respectively. These increases were partially offset by lower investment advisory and distribution fees earned on long-term mutual funds.

Net interest increased $6.1 million or 8.7% due to increased margin lending to clients.

Other revenues increased $3.8 million or 10.7%, primarily due to higher transaction fees partially offset by lower dividend income.

Compensation and benefits were $537.9 million, as compared to $362.3 million for the third quarter of 1994. Increased compensation costs reflect the acquisition of Kidder businesses, higher revenues resulting from increased market activity, higher performance based incentive compensation and normal salary increases. Compensation and benefits as a percentage of net revenues was 59.0% during the third quarter of 1995, as compared to 61.4% during the prior year period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

All other operating expenses were $257.5 million, as compared to $193.6 million for the third quarter of 1994. Higher office and equipment, communications, business development and brokerage, clearing and exchange fees are primarily attributable to the acquired Kidder businesses. Higher professional services relate principally to increased attorneys' fees.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

Net earnings for the nine months ended September 30, 1995, before giving effect to an after-tax second quarter charge of approximately $126 million related to resolving the Securities and Exchange Commission ("SEC"), individual and class action claims arising out of the sale of limited partnerships, were $147.9 million or $1.21 per fully diluted share ($1.27 primary). This compares to net earnings of $85.1 million or $1.09 per fully diluted share ($1.10 primary) for the nine months ended September 30, 1994, before giving effect to an after-tax charge of approximately $34 million in the second quarter of 1994 related to the PaineWebber Short-Term U.S. Government Income Fund (the "Fund"). Net earnings for the nine months ended September 30, 1995, after giving effect to the one-time charge, were $22.0 million or $0.00 per primary and fully diluted share. This compares to net earnings for the nine months ended September 30, 1994 of $50.9 million or $0.67 per primary and fully diluted share, after giving effect to the non-recurring charge related to the Fund. Revenues for the nine months ended September 30, 1995, net of interest expense, were $2,462.6 million, 28.2% higher than the $1,920.9 million earned during the first nine months of 1994, primarily attributable to the acquired Kidder businesses and improved market conditions.

Results for the first nine months of 1995 were reduced by an after-tax charge of $126,000 ($200,000 before income taxes) reflecting the Company's assessment of the total financial cost of resolving SEC, individual and class action claims arising out of the sale of limited partnerships that began in the mid-1980's. The Company reached a stage in its settlement discussions with the SEC staff and in its evaluation of individual and class action claims such that it has a sound and comprehensive basis for quantifying the total costs of resolving limited partnership investment issues.

Results for the first nine months of 1994 were reduced by an after-tax charge of approximately $34 million ($57 million before income taxes) related to the reimbursement to certain shareholders of the Fund, a mutual fund managed by the Company's investment subsidiary, Mitchell Hutchins Asset Management Inc., for losses and other expenses attributable to mortgage-derivative securities owned by the Fund. In addition, the Company purchased all interest only and principal only securities held by the Fund, as well as two structured floating rate securities from the Fund, for an aggregate price of approximately $235 million, in order to permit the Fund to maintain an appropriate mix of investments based on its investment objectives and reduced size.

Commission revenues earned during the first nine months of 1995 were $927.8 million, $185.7 million or 25.0% higher than the $742.1 million earned during the prior year period. Listed commissions increased $156.9 million or 41.1%, over-the-counter commissions increased $22.3 million or 41.0%, mutual fund commissions increased $15.3 million or 12.2%, and commodities commissions increased $8.4 million or 29.7%. These increases were partially offset by lower insurance commissions as a result of decreased sales of insurance annuities.

Principal transaction revenues were $682.0 million as compared to $386.5 million. This increase reflects improved results in mortgages, corporate debt, municipal and corporate equity securities, partially offset by lower results in U.S. government securities.

Investment banking revenues were $232.4 million, as compared to $221.6 million earned during the first nine months of 1994. The increased revenues reflect a higher level of private placements and incremental revenues attributable to acquired Kidder businesses. These gains were partially offset by a lower level of corporate debt and equity underwritings.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Asset management fees of $292.0 million were 8.9% higher than the $268.1 million for the first nine months of 1994 primarily, due to higher fees earned on wrap accounts and higher investment advisory fees earned on money market and institutional accounts. Average assets in wrap accounts during the first nine months of 1995 were approximately 42% higher than the first nine months of 1994. Average assets in money market and institutional accounts increased approximately 34% and 19%, respectively. These gains were partially offset by lower investment advisory and distribution fees earned on long-term mutual funds.

Net interest increased $10.5 million, primarily due to the expansion of the stock loan business and increased margin lending to clients.

Other revenues increased $15.3 million or 14.9%, primarily due to increased transaction fees and higher fees from Individual Retirement Accounts due to an increased number of accounts. These increases were partially offset by lower dividend income.

Compensation and benefits were $1,475.6 million, as compared to $1,138.7 million for the first nine months of 1994. Increased compensation costs reflect the acquisition of Kidder businesses, higher revenues resulting from increased market activity, higher performance based incentive compensation and normal salary increases. Compensation and benefits as a percentage of net revenues was 59.9% during the first nine months of 1995, as compared to 59.3% during the prior year period.

All other operating expenses were $963.1 million, as compared to $697.2 million for the nine months ended September 30, 1994. In 1995, other expenses include the $200.0 million charge related to the sale of limited partnerships, and, in 1994, other expenses include the charge related to the Fund. Higher professional services relate principally to increased attorneys' fees. Higher office and equipment, communications and brokerage, clearing and exchange fees are primarily attributable to the acquired Kidder businesses.


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

The Company's total assets at September 30, 1995 were $49.5 billion compared to $35.9 billion at December 31, 1994, reflecting an increase primarily in securities purchased under agreements to resell. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and the issuance of long-term debt.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has two unsecured revolving credit agreements to provide up to $2.0 billion, including $1.2 billion, which expires in December 1995 with provisions for renewal through December 1997, and $800.0 million, which expires in December 1997. At September 30, 1995, there were no outstanding borrowings under these credit facilities. Additionally, the Company had more than $5 billion in uncommitted lines of credit at September 30, 1995.

The Company maintains public shelf registration statements for the issuance of debt securities with the SEC. The Company issued $413.0 million in notes during the nine months ended September 30, 1995 under these registration statements. At September 30, 1995, the Company had $444.6 million in debt securities available for issuance.

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy which provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base. At September 30, 1995, the Company's total capital base, which includes long-term borrowings, redeemable preferred stock and stockholders' equity, was $4.2 billion, an increase of $43.2 million from December 31, 1994. The additions to capital primarily reflect a net increase in long-term borrowings of $107.6 million offset by a decrease in stockholders' equity of $65.0 million.

The increase in long-term borrowing reflects the issuances of $125.0 million of 8 7/8 % Notes in March 1995, $125.0 million of 8 1/4% Notes in May 1995, and $163.0 million of Medium-Term Notes. These increases were offset by the maturities of $150.0 million of 9 5/8% Notes in May 1995 and $160.0 million of Medium-Term Notes. The decrease in stockholders' equity is primarily the result of the repurchase of approximately 4,939,000 shares of common stock for $93.2 million and dividends accrued and paid of $57.6 million. These decreases were offset by the issuance of approximately 3,211,000 shares of common stock related to employee compensation programs for $33.8 million, net amortization of restricted stock awards of $26.8 million, and net earnings for the nine months ended September 30, 1995 of $22.0 million.

At September 30, 1995, the remaining number of shares of common stock authorized to be repurchased by the Company's Board of Directors was 3,942,353 shares. On November 2, 1995, the Company's Board of Directors increased the number of shares of common stock authorized for repurchase by 7,500,000 shares.

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

At September 30, 1995, the Company had investments in merchant banking transactions which were affected by liquidity, reorganization or restructuring issues amounting to $85.6 million, net of reserves, compared to $56.9 million, net of reserves, at December 31, 1994. These investments have not had a material effect on the Company's results of operations. Included in the portfolio at September 30, 1995 was an investment of $52.2 million in a limited partnership which specializes in investments in corporate restructurings and special situations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company's trading and investment banking activities include market-making and underwriting transactions in high-yield debt securities. These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness and lower credit ratings and are, therefore, more vulnerable to general economic conditions. At September 30, 1995, the Company held in long inventory or was committed to acquire $241.1 million of high-yield securities. At September 30, 1995, the Company held in short inventory $29.7 million of high-yield debt securities. The Company continually monitors its risk positions associated with high-yield debt securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in revenues. For the nine months ended September 30, 1995, the Company recorded pre-tax trading revenues on transactions in high-yield debt securities of $12.9 million. For the nine months ended September 30, 1994, the Company recorded pre-tax trading losses of $10.1 million on transactions in high-yield debt securities.

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

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the statement of financial condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $53.1 billion and $39.4 billion at September 30, 1995 and December 31, 1994, respectively, which included $30.1 billion and $16.3 billion, respectively, related to "to be announced" mortgage securities requiring forward settlement. Also included in these amounts at September 30, 1995 and December 31, 1994 was $1.9 billion and $1.8 billion, respectively, of interest rate swap agreements used to hedge the Company's long-term borrowings.

For a more detailed discussion and disclosure on derivative financial instruments, see "Financial Instruments with Off-Balance-Sheet Risk", "Risk Management" and "Concentrations of Credit Risk" in the Notes to Consolidated Financial Statements.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions in which compensatory damages of $147 million or more appear to be sought, and in which there have been material developments during the quarter, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $147 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $147 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, and intends to defend actively each such case. The following developments have occurred in the indicated cases, each of which was previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 or in its Quarterly Reports on Form 10-Q.


General Development Corporation Securities Litigation

Following the remand by the Third Circuit Court of Appeals, on August 24, 1995, the district court entered an order in Rolo v. City Liquidating Trust et. al. dismissing the action as to all defendants.


In Re NASDAQ Market Maker Antitrust Litigation

On August 22, 1995, plaintiffs in the NASDAQ litigation filed a Refiled Consolidated Complaint. Pursuant to court order, defendant's time to answer the Refiled Consolidated Complaint has been extended to November 17, 1995.


Limited Partnership Class Actions

In the action that was filed in Brazoria County, Texas on behalf of investors in the Pegasus aircraft leasing partnership, plaintiffs filed an amended complaint in which they have elected to proceed individually and have dropped class action allegations. The case has been transferred to the United States District Court for the Southern District of New York for coordination with the Federal Court Limited Partnership Actions.


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




                                                      Paine Webber Group Inc.
                                                      ------------------------
                                                             (Registrant)




Date: November 14, 1995                               By:   /s/ Regina A. Dolan
      -----------------                               -------------------------
                                                      Regina A. Dolan
                                                      Vice President,
                                                      Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------
Exhibit 11                 Computation of Earnings (Loss) per Common Share

Exhibit 12.1               Computation of Ratio of Earnings to Combined
                           Fixed Charges and Preferred Stock Dividends

Exhibit 12.2               Computation of Ratio of Earnings to Fixed
                           Charges

Exhibit 27                 Financial Data Schedule