Form 10-K
period 1995-12-31
PAINE WEBBER GROUP INC
filed 1996-03-29
CIK 75754

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934.  FOR THE TRANSITION PERIOD FROM          TO


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
   (Address of principal executive offices)                     (Zip Code)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 713-2000
                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                                    WHICH REGISTERED
             -------------------                                    ----------------
     Common Stock, $1 Par Value                                 New York Stock Exchange,  Inc.
                                                                Pacific Stock Exchange, Inc.
     U.S. Dollar Increase Warrants on the Japanese Yen,
        expiring  March 6, 1996                                 American Stock Exchange, Inc.
     U.S. Dollar Increase Warrants on the Japanese Yen,
        expiring April 30, 1996                                 New York Stock Exchange, Inc.
     U.S. Dollar Increase Warrants on the Japanese Yen,
        expiring July 31, 1996                                  American Stock Exchange, Inc.
     Stock Index Return Securities on the S&P
        MidCap 400 Index due June 2, 2000                       American Stock Exchange, Inc.

                              -------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K./   /
                              -------------------
  The aggregate market value of voting stock held by non-affiliates of the Registrant was $1,375,952,624 as of March 19, 1996. (See Item 12.)

  On March 15, 1996, the Registrant had outstanding 94,642,015 shares of common stock of $1 par value, which is Registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
  Parts I, II and IV incorporate information by reference from the Registrant's 1995 Annual Report to Stockholders. Part I and Part III incorporate information by reference from the Registrant's definitive proxy statement for the annual meeting to be held on April 30, 1996.
================================================================================

PART I

ITEM 1. BUSINESS
Paine Webber Group Inc. ("PWG") is a holding Company which, together with its operating subsidiaries (collectively, the "Company"), forms one of the largest full-service securities and commodities firms in the industry. Founded in 1879, the Company employs approximately 15,900 people in 310 offices wordwide. In addition to the detailed information set forth below, incorporated herein by reference is the general business description information on the Company, under the caption "Management's Discussion and Analysis" on page 28 in the 1995 Annual Report to Stockholders.

The Company's business activities are highly integrated and constitute a single industry segment. Financial information for the years ended December 31, 1995, 1994 and 1993, including the amount of total revenue contributed by class of similar products or services contributing 10% or more of consolidated revenue and information on geographic data, is set forth in the Consolidated Financial Statements and the Notes thereto, and the "Five Year Financial Summary," in the 1995 Annual Report to Stockholders incorporated herein by reference.

BROKERAGE TRANSACTIONS

A portion of the Company's revenues are generated from commissions or fees earned as a broker for individual and institutional clients in the purchase and sale of securities (listed and over-the-counter securities), mutual funds, insurance products, options, commodities and financial futures. The Company also earns commissions or fees for services provided in the areas of employee benefits, managed accounts and personal trusts.

Securities transactions - The Company holds memberships in all major securities exchanges in the United States in order to provide services to its brokerage clients in the purchase and sale of listed securities. A major portion of the Company's revenues is derived from commissions from individual and institutional clients on brokerage transactions in listed securities and in over-the- counter ("OTC") markets. The largest portion of the Company's commission revenue (58%) is derived from brokerage transactions in listed securities. The Company also acts as broker for investors in the purchase and sale of U.S. government and municipal securities. The Company has established commission rates for brokerage transactions which vary with the size and complexity of the transaction and with the activity level of the client's account.

Mutual funds - The Company distributes shares of mutual funds for which it serves as investment advisor and sponsor as well as shares of funds sponsored by others. Income from the sale of mutual funds is derived from standard dealers' discounts, which are determined by the terms of the selling agreement and the size of the transaction. In addition, the Company distributes shares of proprietary mutual funds for which it serves as investment advisor and administrator. Income from these proprietary mutual funds is also derived from management and distribution fees. Mutual funds include both taxable and tax-exempt funds and front-load, reverse-load, and level-load funds.

Insurance - Through subsidiaries, PaineWebber Incorporated ("PWI") acts as agent for several life insurance companies and sells deferred annuities and life insurance. Additionally, variable annuities are issued by PaineWebber Life Insurance Company which are sold by PWI as agent.

Managed accounts - The Company acts in a consulting capacity to both individuals and institutions in the selection of professional money managers. Services provided in this consulting capacity may include client profiling, asset allocation, manager selection and performance measurement. Money managers recommended may be either affiliated with the Company or non affiliated managers. Compensation for services is in the form of commissions or established fees.

Options - The Company's options related services include the purchase and sale of options on behalf of clients, and the delivery and receipt of the underlying securities upon exercise of the options. In addition, the Company utilizes its securities research capabilities in the formulation of options strategies and recommendations for its clients.

Commodities and financial futures - The Company provides transaction services for clients in the purchase and sale of futures contracts, including metals, currencies, interest rates, stock indexes, agricultural products, managed futures and commodity funds. Transactions in futures contracts are on margin and are subject to individual exchange regulations. The risk to the Company's clients in futures transactions, and the resulting credit risk to the Company, is greater than the risk in cash securities transactions, principally due to the low initial margin requirements relative to the nominal value of the actual futures contract. Additionally, commodities exchange regulations governing daily price movements can have the effect of precluding clients from taking actions to mitigate adverse market conditions. These factors may increase the Company's risk of loss on collections of amounts due from clients. However, net worth requirements and other credit standards for customer accounts are utilized to limit this exposure.

Employee benefit plans - PW Trust Company, a wholly owned subsidiary of PWG, offers and administers 401(K) plans for corporations and acts as trustee, custodian or investment manager of retirement assets for approximately 1,350 corporate retirement plans.

Personal trust services - The Company offers its clients a full range of domestic and international personal trust services, including self trustee and corporate trustee options. Investment choices are broad and flexible. The Company serves its international clients through a trust company located in Guernsey, Channel Islands, and may serve its domestic clients through third party trustees.

DEALER TRANSACTIONS

The Company regularly makes a market in OTC securities and as a block positioner, acts as market-maker in certain listed securities, U.S. government and agency securities, investment-grade and high-yield corporate debt, and a full range of mortgage-backed securities.

Equity - The Company effects transactions in large blocks of securities, usually with institutional investors, generally involving 5,000 or more shares of listed stocks. Such transactions are handled on an agency basis to the extent possible, but the Company may take a long or short position as principal to the extent that no buyer or seller is immediately available. By engaging in block positioning, the Company places a portion of its capital at risk to facilitate transactions for clients. Where possible, the Company seeks to reduce such risks by hedging with option positions. Despite the risks involved in block positioning, the aggregate brokerage commissions generated by the Company's willingness to commit a portion of its capital in repositioning, including commissions on other orders from the same clients, justifies such activities.

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

Fixed Income - The Company provides clients access to a multitude of fixed income products including: U.S. government and agency securities; mortgage related securities including those issued through Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corp. ("FHLMC"); corporate investment-grade and high-yield bonds; and options and futures contracts on these products. The Company's capital can be at risk to the extent significant price fluctuations occur. This risk is lessened by hedging inventory positions.

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

Municipal securities - Through its municipal bond department, the Company is a dealer in both the primary and secondary markets, buying and selling securities for its own account and for clients. Revenues derived from these activities include underwriting and management fees, selling concessions and trading profits.

Derivatives - The Company is engaged in activities, primarily on behalf of clients, in equity derivative products, including listed and OTC options, warrants, futures and underlying equity securities. The Company has also engaged in creating structured products, which are sold to retail and institutional clients, that are based on baskets of securities and currencies, primary foreign and domestic market indexes and other equity and debt-based products. The Company generally hedges positions taken in these structured products based on option and other valuation models. Through the institutional options and futures group, the Company engages in interest rate, stock index, commodity options and futures contract transactions in connection with the Company's principal trading activities. In addition, the Company's mortgage and foreign currency businesses enter into forward and option purchase and sale agreements.

Derivative financial instruments are subject to varying degrees of market and credit risk. The Company has developed a control environment, encompassing both its derivative-based and other businesses, that involves the interaction of a number of risk management and control groups. See "Management's Discussion and Analysis - Risk Management" on page 36 in the 1995 Annual Report to Stockholders for a discussion of these groups and their functions.

The extent to which derivative financial instruments pose credit risk is determined by the market in which they are exchanged, provisions of the agreements regarding termination, collateral and counterparty creditworthiness. Credit risks are minimized for instruments traded on exchanges. The various futures markets are highly regulated and impose strict margin and other financial requirements on the Company and its clients. Transactions in futures and certain option contracts are conducted through regulated exchanges which clear and guarantee performance of counterparties. However, in the event that members of clearinghouses default on material obligations to such clearinghouses, the Company may have financial exposure. The Company is also subject to credit risk on derivatives not traded on formal exchanges, principally forward agreements and OTC options. These risks are controlled by the use of standard documentation whenever possible providing for early termination and collateral calls, and by entering into master netting agreements when feasible. The Company's risk of credit loss is mitigated further by adherence to formal credit control procedures which include approved customer and counterparty credit limits, periodic monitoring of customer and counterparty creditworthiness, and continuous assessment of credit exposure by comparing market value to contract value. Potential credit exposure on equity derivatives is also measured by simulating increases or decreases in each contract's underlying index. The Credit Department independently evaluates call and termination situations and makes recommendations to management. See also "Notes to Consolidated Financial Statements - Note 11: Financial Instruments with Off-Balance-Sheet Risk and Note 12: Risk Management", beginning on page 49 and page 52, respectively, in the 1995 Annual Report to Stockholders.

As a principal trader, the Company is exposed to market risk in the event of unfavorable changes in interest rates, volatility, foreign currency exchange rates or the market values of the securities underlying the instruments. The Company monitors its exposure to market risk through a variety of control procedures including a review of trading positions and hedging strategies, and establishing limits by the Risk Management Committee. Market risk monitoring is based on estimating loss exposure through daily stress testing. These results are compared to daily limits, and exceptions are subject to review and approval by senior management.

INVESTMENT BANKING

The Company manages and underwrites public offerings of debt and equity securities, arranges private placements and provides financial advice in connection with mergers and acquisitions, restructurings and reorganizations for domestic and international companies.

The Company manages public offerings of corporate debt and equity securities or participates as an underwriter in syndicates of public offerings managed by others. Management of an underwriting account is generally more profitable than participation as a syndicate member since the managing underwriters receive a management fee and have more control over the allocation of securities available for distribution. The Company is invited to participate in many syndicates of negotiated public offerings managed by others.

The Company is an industry leader in the management of tax-exempt bond offerings. Through its Municipal Securities Group, the Company provides financial advice to, and raises capital for, issuers of municipal securities to finance the construction and maintenance of a broad range of public-related facilities, including healthcare, housing, education, public power, water and sewer, airports, highways and other public finance infrastructure needs. The group also provides a secondary market for these securities and develops and markets a few derivative products.

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

The Company, through certain subsidiaries, may participate from time to time as an equity investor or provide financing committments or other extensions of credit associated with merchant banking and other principal investments.

ASSET MANAGEMENT

Asset management activities are conducted principally by Mitchell Hutchins Asset Management Inc. ("MHAM") and Mitchell Hutchins Institutional Investors Inc. ("MHII"). MHAM and MHII provide investment advisory and portfolio management services to individuals and pension, endowment and mutual funds. Mutual funds, for which MHAM serves as an investment advisor, include both taxable and tax-exempt funds and front-load, reverse-load, and level-load funds. At December 31, 1995, total assets under management were $43.7 billion.

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

SECURITIES LENDING

In connection with both its trading and brokerage transactions, the Company borrows and lends securities to and from brokers and dealers and banks, principally to cover short sales and to complete transactions where the customer has not delivered securities by the settlement date. The borrower of securities is generally required to deposit cash or another form of qualifying collateral with the lender. The borrower receives only a portion of the interest earned on the cash deposit or pays a fee to the lender, pursuant to an agreement between the parties specifying the terms of the transaction.

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

RESEARCH

Research provides investment advice to institutional and individual clients and guidance for investment strategies. More than 780 companies in 73 industry sectors are covered by the division's analysts. In addition to fundamental company and industry research, the Company offers research products and services in the following areas: asset allocation, economics, fixed income and high-yield issues, convertible and closed-end bond funds, country funds and derivatives.

OTHER ACTIVITIES

The Commercial Real Estate group provides a full range of capital markets services to its real estate clients, including underwriting of debt and equity securities, principal lending activity, debt restructuring, property sales and bulk sales services, and other advisory services.

PaineWebber Specialists Inc. ("PWSI") maintains trading posts on the Pacific, Boston and Cincinnati stock exchanges and an affiliation on the Chicago stock exchange. Specialists are responsible for executing transactions and maintaining an orderly market in certain securities. In this function, the specialist firm acts as an agent in executing orders entrusted to it and/or acts as a dealer. PWSI acts as a specialist for approximately 550 equity issues.

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

KIDDER, PEABODY ACQUISITION

In October 1994, the Company entered into an agreement, as thereafter supplemented, with General Electric Company ("GE") and Kidder, Peabody Group Inc. ("Kidder"), whereby the Company agreed to purchase certain assets and liabilities (the "net assets"), and specific businesses of Kidder, in a series of transactions which were consummated in December 1994 and early 1995. The net assets acquired approximated $1.9 billion. The consideration given in exchange for the net assets and businesses acquired included cash of approximately $1.4 billion and the issuance of the Company's common and preferred stock valued at $603.5 million at the date of issuance. For further discussion on the Kidder acquisition, see "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements - Note 2: Business Acquisition" on page 29 and page 44, respectively, in the 1995 Annual Report to Stockholders.

REGULATION

The securities and commodities industry is one of the nation's most extensively regulated industries. The Securities and Exchange Commission ("SEC") is responsible for carrying out the federal securities laws and serves as a supervisory body over all national securities exchanges and associations. The regulation of broker-dealers has to a large extent been delegated, by the federal securities laws, to self-regulatory organizations ("SROs"). These SROs include all the national securities and commodities exchanges, the National Association of Securities Dealers and the Municipal Securities Rulemaking Board. Subject to approval by the SEC and the Commodity Futures Trading Commission ("CFTC"), these SROs adopt rules that govern the industry and conduct periodic examinations of the operations of certain subsidiaries of the Company. The New York Stock Exchange ("NYSE") has been designated by the SEC as the primary regulator of certain of the Company's subsidiaries including PWI. In addition, certain of these subsidiaries are subject to regulation of the laws of the 50 states, the District of Columbia, Puerto Rico and certain foreign countries in which they are registered to conduct securities, banking, insurance or commodities business.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping, and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm.

As a registered broker-dealer and member firm of the NYSE, PWI is subject to the Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which also has been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the financial soundness and liquidity of broker-dealers. The Net Capital Rule, as defined, prohibits registered broker-dealers from making substantial distributions of capital by means of dividends or similar payments, or unsecured advances and loans to certain related persons, including stockholders, without giving at least two business days prior or post notification to the SEC. Pre- notification requirement applies to any proposed withdrawal of capital if the aggregate of such withdrawals, on a net basis, within any 30 calendar day period would exceed 30% of the broker-dealer's excess net capital, as defined. Post notification requirement applies if the aggregate of such withdrawals, on a net basis, would exceed 20% of the broker-dealer's excess net capital, as defined. The rule permits the SEC, by order to restrict, for up to 20 business days, withdrawing of equity capital or making unsecured advances or loans to related persons under certain limited circumstances. Finally, broker-dealers are prohibited from making any withdrawal of capital that would cause the broker-dealer's net capital to be less than 25% of the deductions from net worth required by the Net Capital Rule as to readily marketable securities.

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

Under the Futures Trading Practices Act of 1992, the CFTC adopted regulations requiring futures commission merchants ("FCMs") to maintain, preserve and report certain information concerning the organizational structure, risk management policies and financial condition of any affiliate of the Company whose activities are reasonably likely to have a material impact on the financial and operational condition of the FCM. FCMs are also required to file with the CFTC, specified information on a quarterly and annual basis.

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

ITEM 2.  PROPERTIES

The principal executive offices of the Company are located at 1285 Avenue of the Americas, New York, New York under leases expiring through August 31, 2001. The Company is currently leasing approximately 585,000 square feet at 1285 Avenue of the Americas comprising the offices of its investment banking, asset management, institutional sales and trading, and corporate headquarters staff, as well as two branch offices for retail investment executives.

The Company leases approximately 950,000 square feet of space at Lincoln Harbor in Weehawken, New Jersey under leases expiring December 31, 2013. The Lincoln Harbor facility houses the Private Client Group headquarters, systems, operations, administrative services, and finance and training divisions.

At December 31, 1995, the Company maintained 310 offices worldwide under leases expiring between 1996 and 2014. In addition, the Company leases various furniture and equipment.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions, in which compensatory damages of $145 million or more appear to be sought, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $145 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $145 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, including those described below, and intends to defend actively each such case.

IN RE NASDAQ MARKET-MAKER ANTITRUST LITIGATION

In July 1994, PaineWebber Incorporated ("PaineWebber"), together with numerous unrelated firms, were named as defendants in a series of purported class action complaints that have since been consolidated for pre-trial purposes in the United States District Court for the Southern District of New York under the caption In Re NASDAQ Market-Maker Antitrust and Securities Litigation, MDL Docket No. 1023. The refiled consolidated complaint in these actions alleges that the defendant firms engaged in activities as market makers on the NASDAQ over-the-counter market that violated the federal antitrust laws. The plaintiffs seek declaratory and injunctive relief, damages in an amount to be determined and subject to trebling and additional relief. On December 18, 1995, PaineWebber filed its answer to plaintiffs' refiled consolidated complaint. The parties are presently engaged in pre-trial discovery.

PaineWebber and two other broker-dealers were named as defendants in litigation brought in November 1994 and subsequently styled In Re Merrill Lynch et al. Securities Litigation, Civ. No. 94-5343 (DRD). The amended complaint, filed in March 1995, alleged that defendants violated federal securities laws in connection with the execution of orders to buy and sell NASDAQ securities. On December 13, 1995, the District Court granted defendants' motion for summary judgment. On January 19, 1996, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. The matter on appeal is Newton, et al., v. Merrill Lynch, et al., No. 96-5045.

LIMITED PARTNERSHIP CLASS ACTIONS

A series of purported class actions concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments have been filed against PaineWebber and Paine Webber Group Inc. (together "PaineWebber") among others, by partnership investors since November 1994. Several such actions (the "Federal Court Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York, one was filed in the United States District Court for the Southern District of Florida and one complaint (the "New York Limited Partnership Action") was filed in the Supreme Court of the State of New York. The time to answer or otherwise move with respect to these complaints has not yet expired.

The complaints in all of these cases make substantially similar allegations that, in connection with the sale of interests in approximately 50 limited partnerships between 1980 and 1992, PaineWebber (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the anticipated performance of the partnerships; and (3) marketed the partnerships to investors for whom such investments were not suitable. The plaintiffs, who are suing on behalf of all persons who invested in limited partnerships sold by PaineWebber between 1980 and 1992, also allege that, following the sale of the partnership units, PaineWebber misrepresented financial information about the partnerships' value and performance.

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

In addition, PaineWebber and several of its present or former officers were sued in two other purported class actions (the "Geodyne Limited Partnership Actions") filed in the state court in Harris County, Texas. Those cases, Nedick v. Geodyne Resources, Inc. et al. and Wolff v. Geodyne Resources, Inc. et al., are similar to the other Limited Partnership Actions except that the plaintiffs purport to sue only on behalf of those investors who bought interests in the Geodyne Energy Partnerships, which were a series of oil and gas partnerships that PaineWebber sold over several years. The plaintiffs in Geodyne Limited Partnership Actions allege that PaineWebber committed fraud and misrepresentation, breached its fiduciary obligations to its investors and brokerage customers, and breached certain contractual obligations. The complaints seek unspecified damages, including reimbursement of all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the Geodyne partnerships. PaineWebber has filed an answer denying the allegations in plaintiffs' complaint.

On January 18, 1996, PaineWebber signed and filed with the federal court a memorandum of understanding with the plaintiffs in both the New York Limited Partnership Actions and the Geodyne Limited Partnership Actions outlining the terms under which the parties have agreed to settle both actions. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the New York and Geodyne Limited Partnership Actions in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months.

In addition, three actions were filed against the Company in the District Court for Brazoria County, Texas, two captioned Mallia v. PaineWebber, Inc. ("Mallia I" and "Mallia II") and one captioned Billy Hamilton v. PaineWebber ("Hamilton"), relating to the Company's sale and sponsorship of various limited partnership investments. Mallia I was originally filed as a class action, but was later amended to assert claims only on behalf of the named plaintiffs. The complaints in Mallia I, Mallia II, and Hamilton, collectively, make allegations on behalf of approximately 65 named plaintiffs that are substantially similar to those in the New York Partnership Actions except that the plaintiffs purport to bring only state law claims, principally for common law fraud, negligent misrepresentation, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act, on behalf of those investors who bought interests in Pegasus aircraft leasing partnerships and in unspecified other limited partnerships and investments. The plaintiffs seek unspecified damages. All three actions have been removed to federal court and the two Mallia actions have been transferred to the United States District Court for the Southern District of New York. The Hamilton action has been dismissed with the consent of the parties on the grounds that it is duplicative of the two Mallia actions now before the federal court in new York.

In April 1995, two investors in the Pegasus limited partnership filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Jacobson v. PaineWebber, Inc., making allegations substantially similar to those alleged in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The complaint seeks unspecified damages. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and subsequently sought to intervene in that action and to be named class representatives for a separate subclass that they asked the court to establish consisting of investors in the Pegasus partnerships. The court in the New York Limited Partnership Actions has not yet ruled on their request.

GENERAL DEVELOPMENT CORPORATION SECURITIES LITIGATION

On or about June 10, 1991, PaineWebber Incorporated ("PaineWebber") was served with a "First Amended Complaint" in an action captioned Rolo v. City Investing Liquidating Trust, et al., Civ. Action 90-4420 D.N.J., filed on or about May 13, 1991 naming it and other entities and individuals as defendants. The First Amended Complaint alleges conspiracy and aiding and abetting violations of: (1) one or more provisions of the Racketeer Influenced and Corrupt Organiztion Act ("RICO"); (2) one or more provisions of the Interstate Land Sales Full Disclosure Act; and (3) the common law, on behalf of all persons (excluding defendants) who purchases lots and/or houses from General Development Corporation ("GDC") or one of its affiliates and who are members of an association known as the North Port Out-of-State Lot Owners Association.

The secondary liability claims in the First Amended Complaint relating to PaineWebber are premised on allegations that PaineWebber served as (1) the co-lead underwriter in connection with the April 8, 1988 offering by GDC of 12-7/8% senior subordinated notes pursuant to a Registration Statement and Prospectus and (2) the underwriter for a 1989 offering of Adjustable Rate General Development Residential Mortgage Pass-Through Certificates, Series 1989-A, which plaintiffs contend enabled GDC to acquire additional financial resources for the perpetuation of (and/or aided and abetted) an alleged scheme
to defraud purchasers of GDC lots and/or houses.   The First Amended Complaint
requests certain declaratory relief, equitable relief, compensatory damages of not less than $500 million, punitive damages of not less than three times compensatory damages, treble damages with respect to the RICO count, pre-judgment and post-judgment interest on all sums awarded, and attorney's fees, costs, disbursement and expert witness fees.

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

On April 4, 1995, the United States Court of Appeals for the Third Circuit entered an order vacating its order of November 8, 1994, and granted plaintiffs' application for rehearing and remanded the case to the District Court for reconsideration. Following the remand by the Third Circuit Court of Appeals, on August 24, 1995, the District Court entered an order dismissing the action as to all defendants. On February 20, 1996, plaintiffs filed a notice of appeal from the District Court's order dismissing the action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Incorporated herein by reference is the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 30, 1996 ("Proxy Statement") to be filed with the SEC not later than 120 days after the end of the fiscal year.

Set forth below, in addition to information contained in the Proxy Statement, is certain information concerning the executive officers of PWG who do not also serve as directors of PWG:

Theodore A. Levine, 51, is General Counsel, Vice President and Secretary of PWG, and is an Executive Vice President of PWI, positions he has held since June 15, 1993. Prior to joining the Company, Mr. Levine was a partner at the Washington D.C.- based law firm of Wilmer, Cutler and Pickering from February 1984 to June 1993. He was with the Securities and Exchange Commission from 1969 to 1984 where he rose to the position of Associate Director in the Division of Enforcement.

Regina Dolan, 41, is Vice President and Chief Financial Officer of PWG, a position she has held since February 3, 1994. Prior thereto, she was the principal financial and accounting officer of PWG from October 1992 to February 3, 1994. Ms. Dolan is also Executive Vice President and has been Chief Financial Officer of PWI since February 3, 1994. From October 1992 to February 3, 1994, she was Director of Finance and Controls of PWI. Prior to joining the Company, Ms. Dolan was with Ernst & Young LLP from September 1975 to September 1992, where she rose to the position of Partner and served as Director of the firm's Securities Industry Practice.

Pierce R. Smith, 52, has been Treasurer of PWG since February 16, 1988, Executive Vice President and Treasurer of PWI since February 2, 1988 and was Controller of PWI from February 15, 1993 to September 11, 1995. He was Senior Vice President and Treasurer of Norwest Corporation from August 1982 to December 1987.

Anthony M. DiIorio, 52, is Vice President and Controller of PWG, and is Executive Vice President and Controller of PWI, positions he has held since September 11, 1995. Prior to joining the Company, Mr. DiIorio was Senior Vice President and Chief Financial Officer for the Capital Markets and Investment Banking Group of NationsBank Corporation from August 1994 to September 1995. He was with Goldman, Sachs & Company from March 1989 to August 1994 where he served as Vice President and Controller.

Executive Officers are elected annually to serve until their successors are elected and qualify or until they sooner die, retire, resign or are removed.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The information set forth under the captions "Market for Common Stock" and "Common Stock Dividend History" in the 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The information set forth under the caption "Financial Highlights" in the 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" beginning on page 28 in the 1995 Annual Report to Stockholders is incorporated herein by reference.

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

         (3) Exhibits
             Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1933 or to reports or registration statements by the Registrant under the Securities Exchange Act of 1934, respectively, and are incorporated herein by reference to such reports.

          1      -    Distribution Agreement dated November 30, 1993 between
                      Registrant, PWI and The First Boston Corporation
                      (incorporated by reference to Exhibit 1.2 of Registrant's
                      Registration Statement No. 33-52695 filed with the SEC on
                      October 16, 1995).

3.1    -    Restated Certificate of Incorporation of Registrant, as filed with the Office of the Secretary of State of the State of Delaware on May
            4, 1987 (incorporated by reference to Exhibit 3.1 of Registrant's
            Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

3.2    -    Certificate of Designations for the 6% Cumulative Convertible
            Redeemable Preferred Stock, Series A, of the Registrant as filed with the Secretary of State of the State of Delaware on December 15, 1994 (incorporated by reference to Exhibit 3.1 to Registrant's
            Current Report on Form 8-K dated December 27, 1994).

3.3    -    Certificate of Designations for the 9% Cumulative Convertible
            Redeemable Preferred Stock, Series C, of the Registrant as filed with the Secretary of State of the State of Delaware on December 15, 1994 (incorporated by reference to Exhibit 3.2 to Registrant's
            Current Report on Form 8-K dated December 27, 1994).

3.4    -    Certificate of Amendment to the Restated Certificate of
            Incorporation of Registrant as filed with the office of the Secretary of State of the State of Delaware on June 6, 1994
            (incorporated by reference to Registrant's Current Report on Form
            8-K dated June 15, 1994).

3.5    -    Certificate of Amendment to the Restated Certificate of
            Incorporation of Registrant as filed with the Office of the Secretary of State of the State of Delaware on June 3, 1988
            (incorporated by reference to Exhibit 3.1 of Registrant's
            Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

3.6    -    Certificate of Powers, Designations, Preferences and Rights
            relating to Registrant's 7.5% Convertible Preferred Stock as filed with the Office of the Secretary of State of Delaware on January 16, 1992 (incorporated by reference to Exhibit 3.1 of Registrant's Form
            10-K for the year ended December 31, 1991).

3.7    -    Certificate of Powers, Designations, Preferences and Rights relating to Registrant's 7.5% Convertible Preferred Stock, Series B, as filed with the Office of the Secretary of State of Delaware on January 16, 1992 (incorporated by reference to Exhibit 3.2 to Registrant's Form
            10-K for the year ended December 31, 1991).

3.8    -    Certificate of Designation, Preference and Rights relating to
            Registrant's Cumulative Participating Convertible Voting Preferred
            Stock, Series A as filed with the Office of the Secretary of State of the State of Delaware on November 5, 1992 (incorporated by reference to Exhibit 3 of Registrant's Form 10-Q for the quarter ended September 30, 1992).

3.9    -    By-laws of the Registrant as amended March 1, 1988 (incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement No.
            33-52695 on Form S-3 filed with the SEC on October 16, 1995).

3.10   -    Certificate of Stock Designation (elimination) relating to
            Registrant's 7% Cumulative Convertible Exchangeable Voting Preferred
            Stock, Series A as filed with the office of the Secretary of State of the State of Delaware on November 5, 1992 (incorporated by reference to Exhibit 3.1 of Registrant's Form 10-K for the year ended December 31, 1992).

3.11   -    Certificate of Powers, Designations, Preferences and Rights relating to the Company's 6% Convertible Preferred Stock as filed with the Office of the Secretary of State of the State of Delaware on February 10, 1994 (incorporated by reference to Registrant's Form
            8-K dated February 10, 1994).

4.1*   -    Form of Debt Securities (8-7/8% Notes due 2005).

4.2*   -    Form of Debt Securities (8-1/4% Notes due 2002).

4.3*   -    Form of Debt Securities (6-3/4% Notes due 2006).

4.4*   -    Form of Debt Securities (6-1/4% Notes due 1998).

4.5    -    Form of Debt Securities (6-1/2% Notes due 2005) (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K for the year ended December 31, 1994).

4.6    -    Form of Debt Securities (7-5/8% Notes due 2014) (incorporated by reference to Exhibit 4.2 of Registrant's Form 10-K for the year ended December 31, 1994).

4.7    -    Form of Debt Securities (7-3/4% Notes due 2002) (incorporated by reference to Exhibit 4.3 of Registrant's Form 10-K for the year ended December 31, 1994).

4.8    -    Stockholders Agreement dated December 16, 1994 among the Registrant,
            General Electric Company and Kidder, Peabody Group Inc.
            (incorporated by reference to Exhibit 4.1 to Registrant's Current
            Report on Form 8-K dated December 27, 1994).

4.9    -    Copy of form of certificate of common stock to reflect a new signatory (incorporated by reference to Exhibit 4.1 of Registrant's
            Form 10-K for the year ended December 31, 1993).

4.10   -    Supplemental Indenture dated as of November 30, 1993 between
            Registrant and Chemical Bank (Delaware), as Trustee, relating to the Subordinated Debt Securities (incorporated by reference to Exhibit
            4.2 of Registrant's Form 10-K for the year ended December 31, 1993).

4.11   -    Indenture dated as of March 15, 1988 between Registrant and Chemical
            Bank (Delaware), as Trustee, relating to Registrant's Medium-Term
            Subordinated Notes, Series B and Series D (incorporated by reference to Exhibit 4.2d of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

4.12   -    Supplemental Indenture dated as of September 22, 1989, to the
            Indenture dated as of March 15, 1988, between Registrant and Chemical Bank (Delaware), as Trustee, relating to Subordinated Debt
            Securities (incorporated by reference to Exhibit 4.2e of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

4.13   -    Supplemental Indenture dated as of March 22, 1991 between Registrant and Chemical Bank (Delaware), as Trustee, relating to Subordinated
            Debt Securities (incorporated by reference to Exhibit 4.2f of
            Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October l6, 1995).

4.14   -    Indenture dated as of March 15, 1988 between Registrant and Chemical
            Bank, as Trustee, relating to Registrant's Medium-Term Senior Notes,
            Series A and Series C (incorporated by reference to Exhibit 4.2a of
            Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

4.15   -    Supplemental Indenture dated as of September 22, 1989, to the
            Indenture dated as of March 15, 1988 between Registrant and Chemical
            Bank, as Trustee, relating to Senior Debt Securities (incorporated by reference to Exhibit 4.2b of Registrant's Registration Statement
            No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

_______________________
* Filed herewith.

4.16   -    Supplemental Indenture dated as of March 22, 1991 between Registrant and Chemical Bank, as Trustee, relating to Senior Debt Securities
            (incorporated by reference to Exhibit 4.2c of Registrant's
            Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

4.17   -    Form of Debt Securities (9-1/4% Notes Due 2001) (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated December 17,
            1991 filed with the SEC).

4.18   -    Form of 8% Convertible Debentures Due 2000 issued in connection with
            Registrant's Key Executive Equity Program (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K for the year ended December
            31, 1991).

4.19   -    Form of 6.5% Convertible Debentures Due 2002 issued in connection with Registrant's Key Executive Equity Program (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K for the year ended December 31, 1992).

4.20   -    Form of Debt Securities (7% Notes Due 2000) (incorporated by reference to Exhibit 4.2 of Registrant's Form 10- K for the year ended December 31, 1992).

4.21   -    Form of Debt Securities (7-7/8% Notes Due 2003) (incorporated by reference to Exhibit 4.1f of Registrant's Form 8-K dated February
            11, 1993).

4.22   -    Form of Book-Entry Global Security relating to Stock Index Return
            Securities on the S&P MidCap 400 Index due June 2, 2000
            (incorporated by reference to Exhibit 4.1g of Registrant's Form 8-K dated May 25, 1993).

4.23   -    Warrant Agreement dated as of March 16, 1994 among Registrant,
            Citibank, N.A., as Warrant Agent and PaineWebber Incorporated as
            Determination Agent relating to the Registrant's U.S. Dollar
            Increase Warrants on the Japanese Yen Expiring March 6, 1996
            (incorporated by reference to Registrant's Current Report on Form
            8-K dated March 17, 1994).

4.24   -    Warrant Agreement dated as of May 1, 1995 among Registrant,
            Citibank, N. A. as Warrent Agent and PaineWebber Incorporated as
            Spot Rate Reference Agent relating to Registrant's 1,050,000 U.S.
            Dollar Increase Warrants on the Japanese Yen expiring April 30, 1996
            (incorporated by reference to Exhibit 4.1 of Registrants Form 8-K dated May 1, 1995).

4.25   -    Warrant Agreement, dated as of August 5, 1994, among the Registrant,
            Citibank, N.A., as Warrant Agent, and PaineWebber Incorporated, as
            Spot Rate Reference Agent relating to the Registrant's U.S. Dollar
            Increase Warrants on the Japanese Yen Expiring July 31, 1996
            (incorporated by reference to Exhibit 4.1 of Registrant's Current
            Report on Form 8-K dated August 5, 1994).

4.26   -    Proposed Form of Debt Securities (Medium-Term Senior Note, Series C,
            Fixed Rate) (incorporated by reference to Exhibit 4.1a to
            Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

4.27   -    Proposed Form of Debt Securities (Medium-Term Subordinated Note,
            Series D, Fixed Rate) (incorporated by reference to Exhibit 4.1b to
            Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

4.28   -    Proposed Form of Debt Securities (Medium-Term Subordinated Note,
            Series C, Floating Rate) (incorporated by reference to Exhibit 4.1c to Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

4.29   -    Proposed Form of Debt Securities (Medium-Term Subordinated Note,
            Series D, Floating Rate) (incorporated by reference to Exhibit 4.1d to Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

4.30   -    Proposed Form of Debt Securities (Senior Note, Fixed Rate)
            (incorporated by reference to Exhibit 4.1c to Registrant's
            Registration Statement No. 33-58124 on Form S-3 filed with the
            SEC on February 10, 1993).

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

10.1    -    Limited Partnership Agreement of PW Partners 1993 Dedicated L.P.
             dated as of January 6, 1994 (incorporated by reference to Exhibit
             10.1 of Registrant's Form 10-K for the year ended December 31,
             1994).

 10.2   -    Limited Partnership Agreement of PW Partners 1993 L.P. dated as of
             February 2, 1994 (incorporated by reference to Exhibit 10.2 of
             Registrant's Form 10-K for the year ended December 31, 1994).

 10.3   -    Registrant's 1994 Executive Incentive Compensation Plan
             (incorporated by reference to Exhibit 10.3 of Registrant's Form
             10-K for the year ended December 31, 1994).

 10.4   -    Registrant's 1994 Senior Officer Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.4 of Registrant's Form
             10-K for the year ended December 31, 1994).

 10.5   -    Registrant's 1994 Senior Officer Deferred Compensation Plan
             Grantor Trust Agreement on behalf of Donald B. Marron (incorporated by reference to Exhibit 10.5 of Registrant's Form 10-K for the year ended December 31, 1994).

 10.6   -    Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor
             Trust Agreement on behalf of Joseph J. Grano (incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended December 31, 1994).

 10.7   -    Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor
             Trust Agreement on behalf of Regina A. Dolan (incorporated by reference to Exhibit 10.8 of Registrant's Form 10-K for the year ended December 31, 1994).

 10.8   -    Lease dated December 7, 1994 between IBM Credit Corporation and PWI
             (IBM 9032-003, 9076-303 and 9672-E02) (incorporated by reference to
             Exhibit 10.9 of Registrant's Form 10-K for the year ended December
             31, 1994).

 10.9   -    Lease dated November 23, 1994 between AT&T Capital Corporation and
             PWI (IBM 9021-962)(incorporated by reference to Exhibit 10.10 of
             Registrant's Form 10-K for the year ended December 31, 1994).

 10.10  -    Asset Purchase Agreement dated as of October 17, 1994 between Paine
             Webber Group Inc., General Electric Company and Kidder, Peabody
             Group Inc. relating to the purchase of certain assets and businesses of Kidder, Peabody Group Inc. and its subsidiaries
             (incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994).

10.11   -    Supplemental Agreement dated as of December 9, 1994 among the
             Registrant, General Electric Company and Kidder, Peabody Group Inc.
             (incorporated by reference to Exhibit 4.2 to Registrant's Current
             Report on Form 8-K dated December 27, 1994).

10.12   -    Second Supplemental Agreement dated as of December 16, 1994 among the Registrant, General Electric Company and Kidder, Peabody Group
             Inc. (incorporated by reference to Exhibit 4.3 to Registrant's
             Current Report on Form 8- K dated December 27, 1994).

10.13   -    Third Supplemental Agreement dated as of January 27, 1995 among the
             Registrant, General Electric Company and Kidder, Peabody Group Inc.
             (incorporated by reference to Exhibit 10.3 to Registrant's Form
             8-K/A dated February 24, 1995 which amended Registrant's Form 8-K dated December 27, 1994).

10.14   -    Fourth Supplemental Agreement dated as of February 10, 1995 among the Registrant, General Electric Company and Kidder, Peabody Group
             Inc. (incorporated by reference to Exhibit 10.3 to Registrant's
             Form 8-K/A dated February 24, 1995 which amended Registrant's Form
             8-K dated December 27, 1994).

10.15   -    Registrant's 1994 Stock Award Plan (incorporated by reference to
             Exhibit 4.1 of Registrant's Registration Statement No. 33-55457 on
             Form S-8 filed with the SEC on September 13, 1994).

10.16   -    Registrant's 1994 Executive Stock Award Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No.
             33-55451 on Form S-8 filed with the SEC on September 13, 1994).

10.17   -    Registrant's 1994 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No.
             33-53489 on Form S-8 filed with the SEC on May 5, 1994).

10.18   -    Limited Partnership Agreement of PW Partners 1992 Dedicated L.P.
             dated as of September 2, 1992 (incorporated by reference to Exhibit
             10.1 of Registrant's Form 10-K for the year ended December 31,
             1993).

10.19   -    Employment agreement dated as of May 4, 1993 between Registrant,
             PWI and Theodore A. Levine (incorporated by reference to Exhibit
             10.2 of Registrant's Form 10-K for the year ended December 31,
             1993).

10.20*  -    Letter dated as of October 27, 1995 amending certain provisions of the Employment Agreement between Registrant, PWI and Theodore A.
             Levine.

10.21   -    Restated and Amended Agreement of Lease, dated as of January 1,
             1989, between The Equitable Life Assurance Society of the United
             States and Registrant relating to property located at 1285 Avenue of the Americas, New York, New York (incorporated by reference to
             Exhibit 10.3 of Registrant's Form 10-K for the year ended December
             31, 1993).

10.22   -    Amended and Restated Investment Agreement dated as of November 5,
             1992 by and between Registrant and The Yasuda Mutual Life Insurance
             Company ("Yasuda") relating to the repurchase by Registrant of 1,685,394 shares of Registrant's 7% Cumulative Convertible
             Exchangeable Voting Preferred Stock, Series A ("7% Preferred
             Shares") and the replacement of the remaining 3,370,786 7%
             Preferred Shares for 7,758,632 shares of Registrant's Cumulative
             Participating Convertible Voting Preferred Stock, Series A
             (incorporated by reference to Exhibit 10 of Registrant's Form 10-Q for the quarter ended September 30, 1992).

10.23*  -    Employment Agreement dated as of January 2, 1987 between
             Registrant, PaineWebber Incorporated and Donald B. Marron.

_______________________
* Filed herewith.

10.24*  -    Employment Agreement dated as of January 2, 1987 between
             Registrant, PWI and John A. Bult.

10.25*  -    Registrant's Supplemental Employee's Retirement Plan For Certain
             Senior Officers, as amended, dated January 1, 1990.

10.26*  -    Deferred Compensation Agreement dated as of August 29, 1988 between
             Registrant and Donald B. Marron relating to the Supplemental
             Employees Retirement Plan.

10.27*  -    Deferred Compensation Agreement dated as of August 29, 1988 between
             Registrant and John A. Bult relating to the Supplemental Employees
             Retirement Plan.

10.28   -    Agreement and Declaration of Trust for Supplemental Employees
             Retirement Plan dated as of January 1, 1990 between Registrant and
             Chase Manhattan Bank, N.A. as Trustee (incorporated by reference to
             Exhibit 10.3 of Registrant's Form 10-K for the year ended December
             31, 1990).

10.29   -    Registrant's 1983 Stock Option Plan (incorporated by reference to
             Exhibit 4 of Registrant's Registration Statement No. 2-81554 on
             Form S-8 filed with the SEC on January 28, 1983).

10.30   -    Registrant's 1984 Stock Award Plan (incorporated by reference to
             Exhibit 4(a) of Registrant's Registration Statement No. 2-92770 on
             Form S-8 filed with the SEC on August 15, 1984).

10.31   -    Registrant's Stock Award Plan (incorporated by reference to Exhibit
             4 of Registrant's Registration Statement No. 33-22265 on Form S-8 filed with the SEC on June 1, 1988).

10.32   -    Registrant's 1986 Stock Award Plan (incorporated by reference to
             Registrant's Registration Statement No. 33- 2959 on Form S-8 filed with the SEC on February 4, 1986).

10.33   -    Registrant's 1990 Stock Award and Option Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No.
             33-40489 on Form S-8 filed with the SEC on May 13, 1991).

10.34   -    Registrant's Savings Investment Plan (incorporated by reference to
             Exhibit 4.1 to Registrant's Post-Effective Amendment No. 1 on Form
             S-8, No. 33-20240, filed with the SEC on October 31, 1990).

10.35   -    Master Agreement between PWI and Quotron Systems Inc. dated
             February 11, 1991 (incorporated by reference to Exhibit 10.4 of
             Registrant's Form 10-K for the year ended December 31, 1990).

10.36   -    Third-Party Master Lease Agreement between PWI and AT&T Systems
             Leasing Corporation dated as of October 21, 1991 (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31, 1991).

10.37*  -    Lease Agreement dated as of April 14, 1986, between PWI (as Tenant)
             and Hartz-PW Limited Partnership (as Landlord) relating to the
             Lincoln Harbor Project (Operations Center) located in Weehawken,
             New Jersey.

10.38*  -    Lease Agreement dated as of April 14, 1986, between PWI (as Tenant)
             and Hartz-PW Limited Partnership (as Landlord) relating to the
             Lincoln Harbor Project (Data Processing Center) located in
             Weehawken, New Jersey.

10.39*  -    Lease Agreement dated as of April 14, 1986, between PWI (as Tenant)
             and Hartz-PW Tower B Limited Partnership, as successor in interest to Hartz-PW Hotel Limited Partnership relating to the Lincoln
             Harbor Project (Tower B/Office Building) located in Weehawken, New
             Jersey.

_______________________
* Filed herewith.

10.40*  -    Agreement of Limited Partnership of Hartz-PW Limited Partnership
             dated April 14, 1986 relating to the Lincoln Harbor Project
             (Operation Center and Data Processing Center) located in Weehawken,
             New Jersey.

10.41*  -    Agreement of Limited Partnership of Hartz-Tower B Limited
             Partnership dated April 14, 1986, as amended relating to the Lincoln Harbor Project (Tower B/Office Building) located in
             Weehawken, New Jersey.

10.42*  -    Ground lease between Hartz Mountain Industries and Hartz-PW
             Limited Partnership dated April 14, 1986 relating to the
             Operations Center at the Lincoln Harbor Project in Weehawken.

10.43   -    Directors and Officers Liability and Corporation Reimbursement
             insurance policy with Fiduciary Liability Rider with National Union
             Fire Insurance Company (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the year ended December 31, 1990).

10.44   -    Limited Partnership Agreement of PW Partners 1991 Dedicated L.P.
             dated as of October 7, 1991 (incorporated by reference to Exhibit
             10.2 of Registrant's Form 10-K for the year ended December 31,
             1992).

10.45   -    Letter Agreement dated as of March 9, 1993 between Registrant and
             The Yasuda Mutual Life Insurance Company (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended
             December 31, 1992).

10.46   -    Form of License Agreement between Standard and Poor's Corporation and Registrant (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K dated June 1, 1993).

10.47*  -    Limited Partnership Agreement of PW Partners 1995 L.P. dated as of
             October 31, 1995.


Executive Compensation Plans and Arrangements

o* Employment Agreement dated as of January 2, 1987 between Registrant, PaineWebber Incorporated and Donald B. Marron.

o* Employment Agreement dated as of January 2, 1987 between Registrant, PWI and John A. Bult.

o Employment Agreement dated as of May 4, 1993 between Registrant, PWI and Theodore A. Levine (filed as Exhibit 10.2 to this Form 10-K for the year ended December 31, 1993).

_______________________
* Filed herewith.

o * Letter dated as of October 27, 1995 amending the Employment Agreement between Registrant, PWI and Theodore A. Levine.

o* Registrant's Supplemental Employee's Retirement Plan for Certain Senior Officers dated August 4, 1988.

o* Deferred Compensation Agreement dated as of August 29, 1988 between Registrant and Donald B. Marron relating to the Supplemental Employees Retirement Plan.

o* Deferred Compensation Agreement dated as of August 29, 1988 between Registrant and John A. Bult relating to the Supplemental Employees Retirement Plan.

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

o Registrant's 1990 Stock Award and Option Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 33-40489 on Form S-8 filed with the SEC on May 13, 1991).

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

o          Limited Partnership Agreement of PW Partners 1993 Dedicated L.P.
           dated as of January 6, 1994 (incorporated by reference to Exhibit
           10.1 of  Registrant's Form 10-K for the year ended December 31,
           1994).

o Limited Partnership Agreement of PW Partners 1993 L.P. dated as of February 2, 1994 (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the year ended December 31, 1994).

o* Limited Partnership Agreement of PW Partners 1995 L.P. dated as of October 31, 1995.

_______________________
       * Filed herewith.

      o Registrant's 1994 Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31, 1994).

      o Registrant's 1994 Senior Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Registrant's Form 10-K for the year ended December 31, 1994).

      o Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Donald B. Marron (incorporated by reference to Exhibit 10.5 of Registrant's Form 10-K for the year ended December 31, 1994).

      o Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Joseph J. Grano (incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended December 31, 1994).

      o Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Regina A. Dolan (incorporated by reference to Exhibit 10.8 of Registrant's Form 10-K for the year ended December 31, 1994).

      11*        -    Computation of Earnings per Common Share.

      12.1*      -    Computation of Ratio of Earnings to Combined Fixed
                      Charges and Preferred Stock Dividends.

       12.2*     -    Computation of Ratio of Earnings to Fixed Charges.

       13*       -    1995 Annual Report to Stockholders of Registrant.

       21*       -    Subsidiaries of the Registrant.

       23*       -    Consent of Independent Auditors.

(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated January 24, 1996 with the SEC reporting under item 5 ("Other Events") providing a press release related to the resolution of the Limited Partnership issues.





____________________
* Filed herewith.

                            PAINE WEBBER GROUP INC.
                      ITEMS 8, 14(a)(1) AND (2) AND 14(d)
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Incorporated herein by reference are the following financial statements included in the 1995 Annual Report to Stockholders. With the exception of the following financial statements and the information incorporated by reference on items 1, 5, 6 and 7, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                                                       1995 Annual
                                                                          Report
                 Description                                              (Page)
                 -----------                                         ---------------
      Report of independent auditors                                         59

      Consolidated statements of financial
           condition at December 31, 1995 and 1994                           39

      For the years ended December 31, 1995,
       1994 and 1993:

         Consolidated statements of income                                   38
         Consolidated statements of changes in
              stockholders' equity                                         40-41
         Consolidated statements of cash flows                               42

      Notes to consolidated financial statements                           43-58

      Quarterly financial information (unaudited)                            62

Schedules
---------
                                                                           Form 10-K
                 Description                                                (Page)
                 -----------                                           ----------------
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

                         REPORT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND STOCKHOLDERS
PAINE WEBBER GROUP INC.


We have audited the consolidated financial statements of Paine Webber Group Inc. as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 31, 1996. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules on page F-1. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                         /s/ ERNST & YOUNG LLP


New York, New York
January 31, 1996

                                                                      SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PAINE WEBBER GROUP INC.
                             (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                           (IN THOUSANDS OF DOLLARS)



                                                   YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1995         1994         1993
                                            ---------    ---------    ---------
         REVENUES
         Interest                           $ 224,487    $ 192,008    $ 104,600
         Other                                    628        1,677        1,231
                                            ---------    ---------    ---------
               Total revenues                 225,115      193,685      105,831

         Interest expense                     238,172      237,871      138,627
                                            ---------    ---------    ---------
               Net revenues                   (13,057)     (44,186)     (32,796)
                                            ---------    ---------    ---------

         NON-INTEREST EXPENSES                  6,644       10,350       17,004
                                            ---------    ---------    ---------

         Loss before income taxes and
           equity in income of affiliates     (19,701)     (54,536)     (49,800)

         Benefit for income taxes              16,511       22,852       20,143
                                            ---------    ---------    ---------

         Loss before equity in income
           of affiliates                       (3,190)     (31,684)     (29,657)

         Equity in income of affiliates        83,940       63,315      275,840
                                            ---------    ---------    ---------

         NET INCOME                         $  80,750    $  31,631    $ 246,183
                                            =========    =========    =========





         See Notes to Condensed Financial Information of Registrant.

                                                                      SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PAINE WEBBER GROUP INC.
                             (PARENT COMPANY ONLY)
                  CONDENSED STATEMENTS OF FINANCIAL CONDITION
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      December 31,   December 31,
                                                                          1995          1994
                                                                      -----------    -----------
      ASSETS
      Cash and cash equivalents                                       $        12    $       196
      Trading assets, at fair value                                        32,575         66,162
      Loans to and receivables from affiliates                          3,272,502      4,222,553
      Investments in affiliates                                         1,550,289      1,460,296
      Other assets                                                        248,445        228,751
                                                                      -----------    -----------
                                                                      $ 5,103,823    $ 5,977,958
                                                                      ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Short-term borrowings                                           $   719,608    $ 1,606,649
      Trading liabilities, at fair value                                   32,575         66,162
      Payables to affiliates                                               27,812         24,401
      Other liabilities and accrued expenses                              140,710        127,955
                                                                      -----------    -----------
                                                                          920,705      1,825,167
      Long-term borrowings                                              2,444,070      2,336,323
                                                                      -----------    -----------
                                                                        3,364,775      4,161,490
                                                                      -----------    -----------

      Commitments and contingencies

      Redeemable Preferred Stock                                          186,760        185,969

      Stockholders' Equity:
        Convertible Preferred Stock                                       100,000        100,000
        Common stock, $1 par value, 200,000,000
           shares authorized; issued 104,492,091 shares
           and 100,613,737 shares in 1995 and 1994, respectively          104,492        100,614
        Additional paid-in capital                                        831,763        784,974
        Retained earnings                                                 719,325        715,052
                                                                      -----------    -----------
                                                                        1,755,580      1,700,640
        Treasury stock, at cost; 7,417,845 shares and 1,297,081
            shares in 1995 and 1994, respectively                        (151,616)       (21,981)
        Unamortized cost of restricted stock                              (55,302)       (51,803)
        Foreign currency translation adjustment                             3,626          3,643
                                                                      -----------    -----------
                                                                        1,552,288      1,630,499
                                                                      -----------    -----------
                                                                      $ 5,103,823    $ 5,977,958
                                                                      ===========    ===========



      See Notes to Condensed Financial Information of Registrant.

                                                                      SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PAINE WEBBER GROUP INC.
                             (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1995           1994           1993
                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $    80,750    $    31,631    $   246,183
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Noncash items included in net income:
      Equity in income of affiliates                        (83,940)       (63,315)      (275,840)
      Depreciation and amortization                           2,925            388            362
      Deferred income taxes                                  16,371        (25,940)       (20,255)
      Other                                                   6,299         15,855          2,812
(Increase) decrease in assets:
      Trading assets                                         33,587         (6,138)        74,098
      Loans to and receivables from affiliates            1,626,049        483,700     (1,740,163)
      Investment in affiliates                               (3,106)       (58,300)       (12,875)
      Other assets                                          (36,729)       (70,617)        50,595
Increase (decrease) in liabilities:
      Payables to affiliates                                  3,411         23,887            200
      Trading liabilities                                   (33,587)         6,238        (74,098)
      Other liabilities and accrued expenses                 21,744         70,662         14,638
Proceeds from:
      Dividends received from subsidiaries                     --           19,102        169,339
                                                        -----------    -----------    -----------
Cash provided by (used for) operating activities          1,633,774        427,153     (1,565,004)
                                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for:
        Net assets acquired in business acquisition        (624,090)      (726,217)          --
        Acquisition-related expenditures                    (15,649)          --             --
        Office equipment and leasehold improvements             (55)          (144)          (327)
                                                        -----------    -----------    -----------
Cash used for investing activities                         (639,794)      (726,361)          (327)
                                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from short-term borrowings      (887,041)      (100,996)       994,802
Proceeds from:
      Long-term borrowings                                  472,452        637,379      1,035,507
      Employee stock transactions                            36,203         11,078         21,121
Payments for:
      Long-term borrowings                                 (366,550)      (168,505)      (243,012)
      Repurchases of common stock                          (173,525)       (43,133)      (116,627)
      Preferred stock transactions                             --             --         (104,425)
      Dividends                                             (75,703)       (36,474)       (30,973)
                                                        -----------    -----------    -----------
Cash (used for) provided by financing activities           (994,164)       299,349      1,556,393
                                                        -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents               (184)           141         (8,938)
Cash and cash equivalents, beginning of year                    196             55          8,993
                                                        -----------    -----------    -----------
Cash and cash equivalents, end of year                  $        12    $       196    $        55
                                                        ===========    ===========    ===========

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

STATEMENT OF CASH FLOWS

Interest payments for the years ended December 31, 1995, 1994 and 1993 approximated $229,390, $232,526 and $122,073, respectively. Income tax payments (consolidated) totaled $28,248, $68,455 and $128,089 for the years ended December 31, 1995, 1994 and 1993, respectively.

The Condensed Statement of Cash Flows does not reflect noncash investing and financing activities relating to the purchase of certain assets and liabilities and specific businesses of Kidder, Peabody Group Inc., as discussed in Part I of this report.

COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain of its subsidiaries' unsecured lines of credit and contractual obligations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1996.

PAINE WEBBER GROUP INC.
    (Registrant)

BY:      /s/ Donald B. Marron
         ------------------------------------
         Donald B. Marron
         Chairman of the Board and
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1996.


         /s/ Donald B. Marron
         ------------------------------------
         Donald B. Marron
         Chairman of the Board,
         Chief Executive Officer
         and Director (principal executive
         officer)


         /s/ Regina Dolan
         ------------------------------------
         Regina Dolan
         Vice President and
         Chief Financial Officer


         /s/ T. Stanton Armour
         ------------------------------------
         T. Stanton Armour
         Director


         /s/ E. Garrett Bewkes, Jr.
         ------------------------------------
         E. Garrett Bewkes, Jr.
         Director

         /s/ Reto Brown
         ------------------------------------
         Reto Braun
         Director



         ------------------------------------
         John A. Bult
         Director

                                   SIGNATURES


         /s/ Frank P. Doyle
         ------------------------------------
         Frank P. Doyle
         Director



         /s/ Joseph J. Grano, Jr.
         ------------------------------------
         Joseph J. Grano, Jr.
         Director



         ------------------------------------
         John E. Kilgore, Jr.
         Director


         /s/ James W. Kinnear
         ------------------------------------
         James W. Kinnear
         Director

         /s/ Naoshi Kiyono
         ------------------------------------
         Naoshi Kiyono
         Director

         /s/ Robert M. Loeffler
         ------------------------------------
         Robert M. Loeffler
         Director


         /s/ Edward Randall, III
         ------------------------------------
         Edward Randall, III
         Director


         /s/ Henry Rosovsky
         ------------------------------------
         Henry Rosovsky
         Director

         /s/ Yoshinao Seki
         ------------------------------------
         Yoshinao Seki
         Director

                                EXHIBIT INDEX
                                -------------

4.1*    -    Form of Debt Securities (8-7/8% Notes due 2005).

4.2*    -    Form of Debt Securities (8-1/4% Notes due 2002).

4.3*    -    Form of Debt Securities (6-3/4% Notes due 2006).

4.4*    -    Form of Debt Securities (6-1/4% Notes due 1998).

10.20*  -    Letter dated as of October 27, 1995 amending certain provisions of the Employment Agreement between Registrant, PWI and Theodore A.
             Levine.

10.23*  -    Employment Agreement dated as of January 2, 1987 between
             Registrant, PaineWebber Incorporated and Donald B. Marron.

10.24*  -    Employment Agreement dated as of January 2, 1987 between
             Registrant, PWI and John A. Bult.

10.25*  -    Registrant's Supplemental Employee's Retirement Plan For Certain
             Senior Officers, as     amended, dated January 1, 1990.

10.26*  -    Deferred Compensation Agreement dated as of August 29, 1988 between
             Registrant and Donald B. Marron relating to the Supplemental
             Employees Retirement Plan.

10.27*  -    Deferred Compensation Agreement dated as of August 29, 1988 between
             Registrant and John A. Bult relating to the Supplemental Employees
             Retirement Plan.

10.37*  -    Lease Agreement dated as of April 14, 1986, between PWI (as Tenant)
             and Hartz-PW Limited Partnership (as Landlord) relating to the
             Lincoln Harbor Project (Operations Center) located in Weehawken,
             New Jersey.

10.38*  -    Lease Agreement dated as of April 14, 1986, between PWI (as Tenant)
             and Hartz-PW Limited Partnership (as Landlord) relating to the
             Lincoln Harbor Project (Data Processing Center) located in
             Weehawken, New Jersey.

10.39*  -    Lease Agreement dated as of April 14, 1986, between PWI (as Tenant)
             and Hartz-PW Tower B Limited Partnership, as successor in interest to Hartz-PW Hotel Limited Partnership relating to the Lincoln
             Harbor Project (Tower B/Office Building) located in Weehawken, New
             Jersey.

10.40*  -    Agreement of Limited Partnership of Hartz-PW Limited Partnership
             dated April 14, 1986 relating to the Lincoln Harbor Project
             (Operation Center and Data Processing Center) located in Weehawken,
             New Jersey.

10.41* Agreement of Limited Partnership of Hartz-Tower B Limited Partnership dated April 14, 1986, as amended relating to the Lincoln Harbor Project (Tower B/Office Building) located in Weehawken, New Jersey.

10.42*  -    Ground lease between Hartz Mountain Industries and Hartz-PW
             Limited Partnership dated April 14, 1986 relating to the
             Operations Center at the Lincoln Harbor Project in Weehawken.

10.47*  -    Limited Partnership Agreement of PW Partners 1995 L.P. dated as of
             October 31, 1995.

11*     -    Computation of Earnings per Common Share.

12.1*   -    Computation of Ratio of Earnings to Combined Fixed
             Charges and Preferred Stock Dividends.

12.2*   -    Computation of Ratio of Earnings to Fixed Charges.

13*     -    1995 Annual Report to Stockholders of Registrant.

21*     -    Subsidiaries of the Registrant.

23*     -    Consent of Independent Auditors.

27*     -    Financial Data Schedule.

----------------
*Filed herewith.