Form 10-Q
period 1996-03-31
PAINE WEBBER GROUP INC
filed 1996-05-15
CIK 75754

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                            ------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

                             -----------------------


On May 3, 1996, the Registrant had outstanding 93,677,061 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                             PAINE WEBBER GROUP INC.
                                    FORM 10-Q
                                 March 31, 1996

                                TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                        Page
                                                                          ----
  Item 1.    Financial Statements.

             Consolidated Statements of Income
             (unaudited) for the Three Months Ended
             March 31, 1996 and 1995.                                      2

             Consolidated Statements of Financial
             Condition (unaudited) at March 31, 1996
             and December 31, 1995.                                        3

             Consolidated Statements of Cash Flows
             (unaudited) for the Three Months Ended
             March 31, 1996 and 1995.                                      4

             Notes to Consolidated Financial Statements
             (unaudited).                                                  5-13

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.                                                   14-16

PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings.                                            17
  Item 4.    Submission of Matters to a Vote of Security Holders.          17
  Item 6.    Exhibits and Reports on Form 8-K.                             17

             Signature.                                                    18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             Paine Webber Group Inc.
                  Consolidated Statements of Income (unaudited)
          (In thousands of dollars except share and per share amounts)

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1996            1995
                                                      ---------        ---------
Revenues
  Commissions                                         $ 368,185        $ 270,262
  Principal transactions                                296,376          213,670
  Investment banking                                     81,855           49,800
  Asset management                                      107,655           89,887
  Other                                                  30,496           35,887
  Interest                                              545,459          574,404
                                                      ---------        ---------
    Total revenues                                    1,430,026        1,233,910
  Interest expense                                      467,391          508,126
                                                      ---------        ---------
    Net revenues                                        962,635          725,784
                                                      ---------        ---------
Non-interest expenses
  Compensation and benefits                             566,991          432,957
  Office and equipment                                   68,741           64,680
  Communications                                         38,691           35,157
  Business development                                   18,551           21,550
  Brokerage, clearing & exchange fees                    25,492           23,532
  Professional services                                  23,575           22,187
  Other                                                  65,978           72,936
                                                      ---------        ---------
    Total non-interest expenses                         808,019          672,999
                                                      ---------        ---------
Income before taxes                                     154,616           52,785
                                                      ---------        ---------
Provision for income taxes:
  Federal                                                37,353           11,329
  State, local and foreign                               16,762            7,146
                                                      ---------        ---------
                                                         54,115           18,475
                                                      ---------        ---------
Net income                                            $ 100,501        $  34,310
                                                      =========        =========
Net income applicable to common shares                $  94,504        $  27,273
                                                      =========        =========
Earnings per common share:
  Primary                                             $    0.96        $    0.27
  Fully diluted                                       $    0.92        $    0.27
Weighted average common shares:
  Primary                                            98,007,758       99,196,163
  Fully diluted                                     104,465,206      107,706,052

Dividends declared per common share                       $0.12            $0.12

 See notes to consolidated financial statements.

                             Paine Webber Group Inc.
           Consolidated Statements of Financial Condition (unaudited)
          (In thousands of dollars except share and per share amounts)

                                                                      March 31,       December 31,
                                                                        1996              1995
                                                                    ------------      ------------
Assets
Cash and cash equivalents                                           $    157,301      $    222,497
Cash and securities segregated and on deposit for
  federal and other regulations                                          456,525           427,068
Trading assets, at fair value                                         14,282,418        14,095,446
Securities purchased under agreements to resell                       20,397,008        16,699,295
Securities borrowed                                                    7,488,382         7,226,515
Receivables:
  Clients, net of allowance for doubtful accounts of
    $12,707 and $12,400 at March 31, 1996 and
    December 31, 1995, respectively                                    4,209,722         4,070,599
  Brokers and dealers                                                    868,967           279,676
  Dividends and interest                                                 273,553           263,948
  Fees and other                                                         228,607           200,444
Office equipment and leasehold improvements, net of accumulated depreciation and amortization of $302,555 and $288,807 at
  March 31, 1996 and December 31, 1995, respectively                     319,625           322,056
Other assets                                                           1,741,497         1,863,750
                                                                    ------------      ------------
                                                                    $ 50,423,605      $ 45,671,294
                                                                    ============      ============
Liabilities and Stockholders' Equity
Short-term borrowings                                               $  1,340,081      $    991,227
Trading liabilities, at fair value                                     7,005,301         6,233,054
Securities sold under agreements to repurchase                        28,103,046        25,199,377
Securities loaned                                                      3,133,358         2,752,429
Payables:
  Clients                                                              3,684,394         3,698,477
  Brokers and dealers                                                    829,655           155,118
  Dividends and interest                                                 246,424           256,338
  Other liabilities and accrued expenses                               1,422,323         1,639,403
Accrued compensation and benefits                                        383,911           570,786
                                                                    ------------      ------------
                                                                      46,148,493        41,496,209
Long-term borrowings                                                   2,518,726         2,436,037
                                                                    ------------      ------------
                                                                      48,667,219        43,932,246
                                                                    ------------      ------------
Commitments and contingencies

Redeemable Preferred Stock                                               186,984           186,760

Stockholders' Equity:
  Convertible Preferred Stock                                            100,000           100,000
  Common stock, $1 par value, 200,000,000 shares authorized;
    issued 105,264,556 shares and 104,492,091 shares at
    March 31, 1996 and December 31, 1995, respectively                   105,265           104,492
  Additional paid-in capital                                             840,250           831,763
  Retained earnings                                                      800,929           719,325
                                                                    ------------      ------------
                                                                       1,846,444         1,755,580
  Treasury stock, at cost; 11,260,885 shares at March 31, 1996
    and 7,417,845 shares at December 31, 1995, respectively             (230,382)         (151,616)
  Unamortized cost of restricted stock                                   (48,745)          (55,302)
  Foreign currency translation adjustment                                  2,085             3,626
                                                                    ------------      ------------
                                                                       1,569,402         1,552,288
                                                                    ------------      ------------
                                                                    $ 50,423,605      $ 45,671,294
                                                                    ============      ============

See notes to consolidated financial statements.

                             Paine Webber Group Inc.
                Consolidated Statements of Cash Flows (unaudited)
                            (In thousands of dollars)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                         ----------------------------
                                                                             1996             1995
                                                                         -----------      -----------
Cash flows from operating activities:
  Net income                                                             $   100,501      $    34,310
  Adjustments to reconcile net income to cash provided by (used for)
    operating activities:
  Noncash items included in net income:
    Depreciation and amortization                                             15,058           13,054
    Deferred income taxes                                                    114,095           24,058
    Amortization of deferred charges                                          41,397           41,084
    Other                                                                     11,670           12,439
  (Increase) decrease in operating receivables:
    Clients                                                                 (140,123)        (869,934)
    Brokers and dealers                                                     (589,291)          22,686
    Dividends and interest                                                    (9,605)         (37,813)
    Fees and other                                                           (28,163)          (7,198)
  Increase (decrease) in operating payables:
    Clients                                                                  (14,083)       1,250,957
    Brokers and dealers                                                      674,537          115,505
    Dividends and interest                                                    (9,914)          32,598
    Other                                                                   (408,594)         (94,100)
  (Increase) decrease in:
    Trading assets                                                          (186,972)        (714,521)
    Securities purchased under agreements to resell                       (3,697,713)      (6,901,611)
    Securities borrowed                                                     (261,867)        (809,778)
    Cash and securities on deposit                                           (29,457)         (37,288)
    Other assets                                                            (145,569)        (171,309)
  Increase (decrease) in:
    Trading liabilities                                                      772,247        2,026,418
    Securities sold under agreements to repurchase                         2,903,669        6,581,525
    Securities loaned                                                        380,929          771,293
                                                                         -----------      -----------
  Cash provided by (used for) operating activities                          (507,248)       1,282,375
                                                                         -----------      -----------
Cash flows from investing activities:
  Proceeds from (payments for):
  Net assets acquired in business acquisition                                   --           (624,090)
  Sales of investments                                                       122,032             --
  Office equipment and leasehold improvements                                (11,727)         (21,757)
                                                                         -----------      -----------
  Cash provided by (used for) investing activities                           110,305         (645,847)
                                                                         -----------      -----------
Cash flows from financing activities:
  Net proceeds from (payments on):
    Short-term borrowings                                                    348,854         (741,334)
  Proceeds from:
    Long-term borrowings                                                     113,436          145,396
    Employee stock transactions                                               12,929            3,631
  Payments for:
    Long-term borrowings                                                     (31,235)         (25,966)
    Repurchases of common stock                                              (93,342)         (13,023)
    Dividends                                                                (18,895)         (19,466)
                                                                         -----------      -----------
    Cash provided by (used for) financing activities                         331,747         (650,762)
                                                                         -----------      -----------
    Decrease in cash and cash equivalents                                    (65,196)         (14,234)
    Cash and cash equivalents, beginning of period                           222,497          259,238
                                                                         -----------      -----------
    Cash and cash equivalents, end of period                             $   157,301      $   245,004
                                                                         ===========      ===========

See notes to consolidated financial statements.

                             Paine Webber Group Inc.
             Notes to Consolidated Financial Statements (unaudited)
          (In thousands of dollars except share and per share amounts)


Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary, PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made in prior year amounts to conform to current year presentations. The financial information as of and for the periods ended March 31, 1996 and 1995 is unaudited. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been made. The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year. The Company's principal line of business is to serve the investment and capital needs of individual, corporate, institutional and public agency clients.

Stock Based Compensation

The Company grants stock options to employees and non-employee directors with an exercise price not less than the fair market value at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and intends to continue to do so. In accordance with APB No. 25, the Company recognizes no compensation expense related to the granting of such stock options.

Accounting Changes

In January 1996, the Company adopted Financial Accounting Standards Board ("FASB") Statements of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 121 had no material impact on the Company's consolidated financial statements, taken as a whole.


Note 2: Fair Value of Financial Instruments

Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, cash and securities segregated for regulatory purposes, trading assets, resale agreements, securities borrowed, and certain receivables, are carried at fair value or contracted amounts which approximate fair value. Similarly, liabilities, including short-term borrowings, trading liabilities, repurchase agreements, securities loaned, and certain payables, are carried at fair value or contracted amounts approximating fair value.

At March 31, 1996 and December 31, 1995, the fair values of long-term borrowings were $2,510,086 and $2,478,095, respectively, as compared to the carrying amounts of $2,518,726 and $2,436,037, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for the majority of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating payments, which partially offset the effect of the changes in interest rates on the fair value of the Company's long-term borrowings.

The fair value of interest rate swaps used to hedge the Company's long-term borrowings is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The fair values of the interest rate swaps were $30,456 payable and $33,756 receivable at March 31, 1996 and December 31, 1995, respectively. The carrying amounts of the interest rate swap agreements at March 31, 1996 and December 31, 1995 were net receivables of $1,218 and $1,730, respectively, and are included in "Dividends and interest" in the Company's Consolidated Statement of Financial Condition.

Note 3: Trading Inventories

Trading assets and liabilities, recorded at fair value, consisted of the following:

                                                       March 31,    December 31,
                                                         1996          1995
                                                     -----------    ------------
Trading assets:
  U.S. government and agency obligations             $ 5,056,795    $ 4,854,878
  Mortgages and mortgage-backed securities             4,207,794      4,240,163
  Corporate debt securities                            2,709,162      2,364,597
  State and municipal obligations                        670,634        821,487
  Corporate equity securities                            637,958        561,669
  Commercial paper and other short-term debt           1,000,075      1,252,652
                                                     -----------    -----------
                                                     $14,282,418    $14,095,446
                                                     ===========    ===========
Trading liabilities:
  U.S. government and agency obligations             $ 5,182,832    $ 4,570,733
  Mortgages and mortgage-backed securities               246,620        127,708
  Corporate debt securities                              843,663        714,588
  State and municipal obligations                         14,839         21,467
  Corporate equity securities                            717,347        798,558
                                                     -----------    -----------
                                                     $ 7,005,301    $ 6,233,054
                                                     ===========    ===========


Note 4: Short-Term Borrowings

The Company meets its short-term financing needs by obtaining bank loans on either a secured or unsecured basis; by issuing commercial paper and medium-term notes; by entering into agreements to repurchase, whereby securities are sold with a commitment to repurchase at a future date; and through securities lending activity.

Short-term borrowings at March 31, 1996 and December 31, 1995 consisted of the following:

                                      March 31,         December 31,
                                        1996                1995
                                     ----------         ------------
       Commercial paper              $  748,913          $  547,554
       Bank loans and other             591,168             443,673
                                     ----------          ----------
                                     $1,340,081          $  991,227
                                     ==========          ==========


Note 5: Long-Term Borrowings

Long-term borrowings at March 31, 1996 and December 31, 1995 consisted of the following :

                                                 March 31,         December 31,
                                                   1996                1995
                                                ----------         ------------
Fixed Rate Notes due 1998-2014                  $1,396,282          $1,289,478
Fixed Rate Subordinated Notes due 2002             174,434             174,412
Medium-Term Senior Notes                           634,475             651,475
Medium-Term Subordinated Notes                     277,450             283,150
Other                                               36,085              37,522
                                                ----------          ----------
                                                $2,518,726          $2,436,037
                                                ==========          ==========

On January 23, 1996, the Company issued $100,000 of 6 3/4% Notes Due February 1, 2006. The Notes are not redeemable prior to maturity. Interest on the Notes is payable semi-annually on February 1 and August 1. At March 31, 1996, interest rates on the remaining fixed rate notes and subordinated notes due 1998 - 2014 range from 6 1/4% to 9 1/4% and the weighted average interest rate on these notes outstanding at March 31, 1996 was 7.51%. Interest on the notes is payable semi-annually.

At March 31, 1996, the Company had outstanding $735,725 of fixed rate Medium-Term Notes and $176,200 of variable rate Medium-Term Notes. The Medium-Term Notes outstanding at March 31, 1996 had an average maturity of 3.5 years and a weighted average interest rate of 6.97%.

Total interest payments relating to agreements to repurchase, short-term borrowings, securities loaned and long-term borrowings were $477,305 and $475,870 for the three months ended March 31, 1996 and 1995, respectively.


Note 6: Common Stock

As of March 31, 1996, the Company had 34,529,414 authorized shares of common stock reserved for issuance in connection with convertible securities and stock option and stock award plans.

On April 30, 1996, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.12 per share payable on July 3, 1996 to stockholders of record on June 3, 1996. In addition, the Board authorized an increase of 7 million shares to its current share repurchase program, bringing the total amount of shares that can be purchased to approximately 10 million.


Note 7: Capital Requirements

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2% of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4% of such aggregate debit items. Business may not be expanded if net capital is less than 5% of such aggregate debit items. As of March 31, 1996, PWI's net capital of $719,787 was 15% of aggregate debit balances and its net capital in excess of the minimum required was $619,185.


Note 8: Financial Instruments with Off-Balance-Sheet Risk

Held or Issued for Trading Purposes

In the normal course of business, the Company engages in a variety of derivative and non-derivative financial instrument transactions in connection with its market risk management, its principal trading activities and also on behalf of its clients. Derivative financial instruments include forward and futures contracts, options contracts, interest rate swaps and other contracts committing the Company to purchase or deliver other instruments at specified future dates and prices, or to make or receive payments based upon notional amounts and specified rates or indices. As defined by the FASB in SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," a derivative financial instrument also includes unsettled purchase and sale agreements and firm or standby commitments for the purchase of securities. It does not include on-balance-sheet receivables and payables whose values are derived from changes in the value of some underlying asset or index, such as mortgage-backed securities and structured notes.

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

Set forth below are the gross contract or notional amounts of all off-balance-sheet derivative financial instruments held or issued for trading purposes. These amounts are not reflected in the Consolidated Statement of Financial Condition and are indicative only of the volume of activity at March 31, 1996 and December 31, 1995. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions.

                                                               Notional or Contract Amount
                                               -----------------------------------------------------------
                                                      March 31, 1996               December 31, 1995
                                               ---------------------------     ---------------------------
                                                Purchases         Sales         Purchases         Sales
                                               -----------     -----------     -----------     -----------
Mortgage-backed forward contracts
  and options written and purchased            $23,764,785     $25,932,236     $13,140,269     $15,861,501

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                          1,283,060       1,145,605       1,894,724       2,040,414

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                    392,325         589,745         993,161       1,220,400

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                          3,856,220       6,408,429       2,647,504       3,148,312

Interest rate swaps, caps and floors               103,050            --           104,050            --

Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of March 31, 1996 and December 31, 1995. The fair value amounts are determined by quoted market prices and pricing models which consider the time value and volatility of the underlying instruments. Changes in fair value are reflected in trading revenues or net interest as incurred, depending on the nature of the contract. The amounts are netted by counterparty only when the criteria of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," are met.

                                                         Fair Value at                  Fair Value at
                                                        March 31, 1996                December 31, 1995
                                                  -------------------------       -------------------------
                                                   Assets       Liabilities        Assets       Liabilities
                                                  --------      -----------       --------      -----------
Mortgage-backed forward contracts and
  options written and purchased                   $213,402        $246,974        $129,272        $116,536

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                             37,916          40,062          83,222          48,710

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                     41,040          31,069         135,977          52,250

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                             29,505          44,656          22,353          58,148

Interest rate swaps, caps and floors                 4,508            --             4,660            --

Set forth below are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended March 31, 1996 and the twelve months ended December 31, 1995. The average fair value is based upon the average of the month-end balances during the periods indicated.

                                                      Average Fair Value              Average Fair Value
                                                      Three Months ended             Twelve Months ended
                                                        March 31, 1996                December 31, 1995
                                                  -------------------------       -------------------------
                                                   Assets       Liabilities        Assets       Liabilities
                                                  --------      -----------       --------      -----------
Mortgage-backed forward contracts and
  options written and purchased                   $209,528        $204,214        $118,784        $108,825

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                             61,982          65,016          71,805          89,857

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                     42,702          29,815         217,849         142,507

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                             27,547          40,947          16,620          21,449

Interest rate swaps, caps and floors                 4,785            --             2,132            --

The Company also enters into agreements to sell securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Consolidated Statement of Financial Condition.

The off-balance-sheet derivative trading transactions are generally short-term. At March 31, 1996 approximately 93% of the off-balance-sheet derivative trading financial instruments were scheduled to mature during the second quarter of 1996.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Consolidated Statement of Financial Condition and amounted to $326,371 and $375,484 at March 31, 1996 and December 31, 1995, respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The table on the following page summarizes the Company's principal transaction revenue (net trading revenues) by business activity for the three months ended March 31, 1996 and 1995. Principal transaction revenues include realized and unrealized gains and losses in the fair value of derivative and other financial instruments.

                                                                                 Principal Transaction Revenue
                                                                                              March 31,
                                                                                 -----------------------------
                                                                                     1996            1995
                                                                                   --------        --------
Corporate equities (includes equity securities, equity index futures,
  equity index options and swaps, and equity options contracts)                    $114,108        $ 82,055
Municipals (includes municipal and government securities)                            32,871          42,557
U.S. government (includes U.S. government securities, financial
  futures and options contracts)                                                     56,448          26,197
Mortgage and mortgage-backed (includes mortgage-backed and
  government securities, mortgage-backed forwards and options contracts)             41,675          17,205
Corporate debt and other (includes debt, foreign currency forwards, futures
  and options contracts and other securities)                                        51,274          45,656
                                                                                   --------        --------
                                                                                   $296,376        $213,670
                                                                                   ========        ========

Held or Issued for Purposes Other Than Trading

The Company enters into interest rate swap agreements to ensure that the interest rate characteristics of assets and liabilities are matched. As of March 31, 1996 and December 31, 1995, the Company had outstanding interest rate swap agreements with commercial banks with notional principal amounts of $1,950,725 and $1,938,700, respectively, which effectively converted the majority of the Company's fixed rate debt into floating rate debt. The interest rate swap agreements entered into have had the effect of reducing net interest expense on the Company's long-term borrowings by $1,921 and $585 for the three months ended March 31, 1996 and 1995, respectively. The difference to be received or paid on the swap agreements is included in interest expense as incurred and any related receivable from or payable to counterparties is reflected as an asset or liability, accordingly. The Company had no deferred gains or losses related to terminated swap agreements at March 31, 1996 and December 31, 1995. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements are large financial institutions and the Company has not experienced defaults in the past and management does not anticipate any counterparty defaults in the foreseeable future. See Note 2 for further discussion of interest rate swap agreements used for hedging purposes.


Note 9: Risk Management

Transactions involving derivative and non-derivative financial instruments involve varying degrees of both market and credit risk. The Company monitors its exposure to market and credit risk on a daily basis and through a variety of financial, security position and credit exposure reporting and control procedures.

Market Risk

Market risk is the potential change in value of the financial instrument caused by unfavorable changes in interest rates, foreign currency exchange rates or the fair values of the securities underlying the instrument. The Company has a variety of methods to monitor its market risk profile. The senior management of each business group is responsible for reviewing trading positions, exposures, profits and losses, and trading strategies on a daily basis. The Company also has an independent risk management group which aids in setting and monitoring risk management policies of the Company, including monitoring adherence to the established limits, performing market risk modeling, and reviewing trading positions and hedging strategies. The Asset/Liability Management Committee, comprised of senior corporate and business unit managers, is responsible for establishing trading position and exposure limits.

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

The Company may pledge clients' margined securities as collateral in support of securities loaned and bank loans as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At March 31, 1996, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

Credit Risk in Client and Other Activities

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

Client transactions include positions in commodities and financial futures, trading liabilities and written options. The risk to the Company's clients in these transactions can be substantial, principally due to price volatility which can reduce the clients' ability to meet their obligations. Margin deposit requirements pertaining to commodity futures and options transactions are generally lower than those for exchange traded securities. To the extent clients are unable to meet their commitments to the Company and margin deposits are insufficient to cover outstanding liabilities, the Company may take market action and credit losses could be realized.

Trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at March 31, 1996 were settled without adverse effect on the Company's financial statements, taken as a whole.

In the normal course of business, clients may be extended lines of credit collateralized by mortgages and other real estate interests. These commitments are generally entered into at variable rates of interest based on LIBOR. At March 31, 1996, the unused portion of such lines of credit amounted to $534,000. The majority of the commitments terminate within one year. In meeting the financing needs of certain of its clients, the Company may also issue standby letters of credit which are fully collateralized by marginable securities. At March 31, 1996 and December 31, 1995, the Company had outstanding $22,143 and $20,322, respectively, of such standby letters of credit.

At March 31, 1996 and December 31, 1995, securities with a fair value of $472,841 and $441,612, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

Concentrations of Credit Risk

Concentrations of credit risk that arise from financial instruments (whether on- or off-balance-sheet) exist for groups of counterparties when they have similar economic characteristics that would cause their ability to meet obligations to be similarly affected by economic, industry or geographic factors. As a major securities firm, the Company engages in activities with a broad range of corporations, governments, and institutional and individual investors. The Company has no significant exposure to any individual counterparty. The Company seeks to control its credit risk and the potential for risk concentration through a variety of reporting and control procedures described above.

The Company's most significant industry concentration, which arises within its normal course of business activities, is financial institutions including banks, brokers and dealers, mutual funds and insurance companies. At March 31, 1996 and December 31, 1995, the Company had outstanding resale agreements and securities borrowed of $10,166,522 and $8,502,505, respectively, with brokers and dealers and $8,849,003 and $7,032,233 respectively, with commercial banks which were collateralized by cash and securities of approximately equal fair value.


Note 10: Commitments and Contingencies

At March 31, 1996 and December 31, 1995, the Company was contingently liable under unsecured letters of credit totaling $123,582 and $114,090, respectively, which approximates fair value. In addition, at March 31, 1996, certain of the Company's subsidiaries were contingently liable as issuer of $86,160 of notes payable to managing general partners of various limited partnerships pursuant to Internal Revenue Service guidelines. There is no market for these guarantees, therefore, it is not practicable to estimate their fair value. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole. The Company also had commitments to invest up to $8,508 in certain investment funds as of March 31, 1996.

In February 1996, two limited partnerships, in which a subsidiary of the Company serves as the general partner and certain key employees serve as the limited partners, entered into two unsecured credit facilities with a commercial bank under which the bank agreed to make unsecured loans to the limited partnerships of up to $77,525. The Company entered into an agreement with the bank to purchase the loans under specific circumstances. At March 31, 1996, $32,882 had been loaned to the limited partnerships.

In the normal course of business, the Company enters into when-issued transactions and underwriting commitments. Settlement of these transactions at March 31, 1996 would not have had a material impact on the Company's consolidated financial statements, taken as a whole.

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


Note 11: Income Taxes

The reconciliation of income taxes, computed at the statutory federal rates, to the provision for income taxes recorded is as follows:

                                                  Three Months Ended
                                                       March 31,
                                                 --------------------
                                                 1996            1995
                                                 ----            ----
      Tax at statutory federal rates             35.0%           35.0%
      State and local income taxes,
        net of federal tax benefit                4.3             4.2
      Foreign rate differential                  (0.8)            2.2
      Nontaxable dividends & interest            (1.0)           (2.7)
      Other, net                                 (2.5)           (3.7)
                                                 ----            ----
                                                 35.0%           35.0%
                                                 ====            ====

Income taxes paid were $47,742 and $1,243 for the three months ended March 31, 1996 and 1995, respectively.

Note 12: Earnings Per Common Share

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

Business conditions were generally good for the securities industry during the first quarter of 1996 but less uniformly than in 1995. Bond yields increased sharply in the first quarter of 1996, with the yield on the 30-year Treasury bond increasing over 70 basis points. Despite the rise in interest rates, stock prices increased in the first quarter with the S&P 500 and the NASDAQ Composite rising nearly 5%. The NYSE average daily volume was 428 million shares in the first quarter of 1996, versus 335 million shares in the first quarter of 1995. In addition, new equity and debt issues remained strong during the first quarter of 1996, reflecting a sharp increase from the 1995 first quarter volume.

Results of Operations

Quarter Ended March 31, 1996 compared to Quarter Ended March 31, 1995

The Company's net income for the quarter ended March 31, 1996 was $100.5 million, or $0.96 per primary share ($0.92 per fully diluted share) compared to net income of $34.3 million, or $0.27 per primary and fully diluted share earned during the first quarter of 1995. Total revenues were $1,430.0 million, 15.9% higher than the $1,233.9 million earned during the first quarter of 1995. Revenues, net of interest expenses increased 32.6% to $962.6 million. These increases are primarily attributable to increased activity among retail clients, higher asset levels in money market and managed or wrap accounts, an increased level of investment banking activity and improved market conditions.

Commission revenues earned during the first quarter of 1996 were $368.2 million, 36.2% higher than the $270.3 million earned during the prior year quarter. This increase is primarily due to increased sales of listed and over-the-counter securities, insurance annuities and higher mutual fund commissions. Commissions on the sale of listed securities increased $48.4 million or 30.6%, mutual fund commissions increased $34.1 million or 93.4%, commissions from the sale of over-the-counter securities increased $13.1 million or 68.9% and insurance annuity commissions increased $5.4 million or 22.8%. These increases were offset by slightly lower commodity commissions.

Principal transactions revenues increased $82.7 million or 38.7% reflecting improved results in U.S. Government obligations and corporate equity securities. These gains were partially offset by lower results in mortgages, corporate debt and municipal securities.

Investment banking revenues were $81.9 million, as compared to $49.8 million earned during the first quarter of 1995, reflecting an increased level of corporate equity and commercial real estate underwriting, and a higher level of financial advisory activity.

Asset management fees increased 19.8% to $107.7 million, primarily due to higher revenues earned on wrap and trust accounts. Average assets in wrap and trust accounts during the first quarter of 1996 were approximately 44% higher than during the first quarter of 1995. The increase also reflects higher advisory fees earned on money market accounts. The average assets under management in money market, institutional and long-term mutual funds were approximately $45.4 billion during the first quarter of 1996 as compared to $39.6 billion during the first quarter of 1995.

Net interest increased $11.8 million, or 17.8% primarily due to improved interest spreads earned on fixed income positions and increased margin lending to clients at improved spreads.

Compensation and benefit related expenses for the quarter ended March 31, 1996 were $567.0 million as compared to $433.0 million during the prior year quarter. Compensation costs increased primarily due to higher revenue-driven compensation paid to retail and institutional investment executives and higher performance-based incentive compensation. Compensation and benefit expenses as a percentage of net revenues were 58.9% during 1996, as compared to 59.7% during the comparable period in 1995.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (continued)

All other operating expenses were $241.0 million, as compared to $240.0 million for the prior year quarter. Increased communications, and brokerage, clearing and exchange fees reflect higher levels of business activity. Higher occupancy and equipment depreciation costs are included in office and equipment expenses. Lower litigation-related costs are reflected in other expenses.

Liquidity and Capital Resources

The primary objectives of the Company's funding policies are to insure ample liquidity at all times and a strong capital base. These objectives are met by maximization of self-funded assets, diversification of funding sources, maintenance of prudent liquidity and capital ratios, and contingency planning.

Liquidity

The Company maintains a liquid balance sheet with the majority of assets consisting of trading assets, securities borrowed, securities purchased under agreements to resell, and receivables from clients, brokers and dealers, which are readily convertible into cash. The nature of the Company's business as a securities dealer results in carrying significant levels of trading inventories in order to meet its client and proprietary trading needs. The Company's total assets may fluctuate from period to period as a result of changes in the level of trading positions held to facilitate client transactions, the volume of resale and repurchase transactions, and proprietary trading strategies. These fluctuations depend significantly upon economic and market conditions, and transactional volume.

The Company's total assets at March 31, 1996 were $50.4 billion compared to $45.7 billion at December 31, 1995, reflecting an increase primarily in securities purchased under agreements to resell. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and the issuance of long-term senior and subordinated debt.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has an unsecured senior revolving credit agreement to provide up to $1.2 billion, which expires in December 1996 with provisions for renewal through December 1997. At March 31, 1996, there were no outstanding borrowings under this credit facility. Additionally, the Company had more than $5 billion in uncommitted lines of credit at March 31, 1996.

The Company maintains public shelf registration statements for the issuance of debt securities with the Securities and Exchange Commission ("SEC"). During the first quarter of 1996, the Company issued $100.0 million of debt under these registration statements. At March 31, 1996, the Company had $684.6 million in debt securities available for issuance.

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy which provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base. At March 31, 1996, the Company's total capital base, which includes long-term borrowings, redeemable preferred stock and stockholders' equity, was $4.3 billion, an increase of $100.0 million from December 31, 1995. The additions to capital primarily reflect increases in both long-term borrowings and stockholders' equity of $82.7 million and $17.1 million, respectively.

The increase in long-term borrowings reflects the issuance of $100.0 million of 63/4% Notes in January 1996. This increase was offset by the maturity of $18.0 million of Medium-Term Notes. The increase in stockholders' equity is primarily the result of net income for the three months ended March 31, 1996 of $100.5 million, the issuance of approximately 1,344,000 shares of common stock related to employee compensation programs for $12.9 million, and net amortization of restricted stock awards of $10.0 million. These increases were offset by the repurchase of approximately 4,557,000 shares of common stock for $93.3 million and dividends accrued and paid of $18.9 million. In April 1996, the Company's Board of Directors increased the number of common shares authorized to be repurchased by 7 million shares, bringing the total amount of shares that can be purchased under this plan to approximately 10 million.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (continued)

PWI is subject to the net capital requirements of the SEC, the New York Stock Exchange, Inc. and the Commodity Futures Trading Commission, which are designed to measure the financial soundness and liquidity of broker-dealers. PWI has consistently maintained net capital in excess of the minimum requirements as imposed by these agencies. In addition, the Company has other banking and securities subsidiaries, both domestic and foreign, which have also consistently maintained net regulatory capital in excess of requirements.

Merchant Banking and Highly Leveraged Transactions

In connection with its merchant banking activities, the Company has provided financing and made investments in companies, some of which are involved in highly leveraged transactions. Positions taken or commitments made by the Company may involve credit or market risk from any one issuer or industry.

At March 31, 1996, the Company had investments in merchant banking transactions which were affected by liquidity, reorganization or restructuring issues amounting to $58.0 million, net of reserves, compared to $85.5 million, net of reserves, at December 31, 1995. These investments have not had a material effect on the Company's results of operations. Included in the portfolio at March 31, 1996 was an investment of $27.7 million in a limited partnership which specializes in investments in corporate restructurings and special situations.

The Company's activities include underwriting and market-making transactions in high-yield securities. These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness and lower credit ratings and are, therefore, more vulnerable to general economic conditions. At March 31, 1996, the Company held $252.7 million of high-yield securities, with approximately 73% of such securities attributable to four issuers. The Company continually monitors its risk positions associated with high-yield securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in revenues. For the three months ended March 31, 1996 and 1995, the Company recorded pre-tax trading revenues on transactions in high-yield securities of $2.7 million and $4.5 million, respectively.

Derivative Financial Instruments

A derivative financial instrument represents a contractual agreement between counterparties and has value that is derived from changes in the value of some other underlying asset such as the price of another security, interest rates, currency exchange rates, specified rates (e.g. LIBOR) or indices (e.g. S&P 500), or the value referenced in the contract. Derivatives, such as futures, certain options contracts and structured products (e.g. indexed warrants) are traded on exchanges, while derivatives such as forward contracts, interest rate swaps, caps and floors, and other structured products are negotiated in over-the-counter markets .

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

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the Consolidated Statement of Financial Condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $65.4 billion and $43.0 billion at March 31, 1996 and December 31, 1995, respectively, which included $47.2 billion and $26.7 billion, respectively, related to "to be announced" mortgage securities requiring forward settlement.

For a more detailed discussion and disclosure on derivative financial instruments, see Note 8 "Financial Instruments with Off-Balance-Sheet Risk" and
Note 9 "Risk Management" in the Notes to Consolidated Financial Statements.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions in which compensatory damages of $145 million or more appear to be sought are described in the Company's Form 10-K for the year ended December 31, 1995. The Company is also involved in numerous proceedings in which compensatory damages of less than $145 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $145 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, and intends to defend actively each such case. During the first quarter of 1996, there were no new developments in any of the pending cases previously reported in the Company's Form 10-K for the year ended December 31, 1995.


ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) Proxies for the Annual Meeting of Stockholders held on April 30, 1996 were solicited by the Company pursuant to Regulation 14A of the Securities Act of 1934, as amended.

(c)  Matters voted upon at the Annual Meeting of Stockholders:

     (1) The election of five our directors to the Board of Directors to hold office for a term of three years. There was no solicitation in opposition of the nominees and all such nominees were elected. There were no broker non-votes with respect to the election of Directors.

                                      Votes For             Votes Withheld
                                      ---------             --------------
             T.S. Armour              74,057,098               1,140,451
             R. Braun                 74,156,742               1,040,807
             J.J. Grano               74,011,367               1,186,182
             J.W. Kinnear             72,805,559               2,391,990
             D.B. Marron              74,021,707               1,175,842

     (2) The ratification of the selection by the Board of Directors of Ernst & Young LLP as the Company's independent public accountants for the 1996 fiscal year.

             Votes for:              74,707,953
             Votes against:             383,528
             Abstentions:               106,068
             Broker Non-Votes:                0


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  The Following exhibits are filed herewith:

          Exhibit 10.1 - Second Restated and Amended Agreement of Lease dated
                         May 1, 1996 between 1285 Associates Limited Partnership and PaineWebber Incorporated relating to property located at 1285 Avenue of the Americas, New York, New York.

          Exhibit 10.2 - Guarantee dated as of May 1, 1996 between Registrant and 1285 Associates Limited Partnership relating to the lease of property located at 1285 Avenue of the Americas, New York, New York.

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

                                                      Paine Webber Group Inc.
                                                              (Registrant)




Date: May 13, 1996                                    By:  /s/ Regina A. Dolan
      ------------                                    ------------------------
                                                      Regina A. Dolan
                                                      Vice President,
                                                      Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

           EXHIBIT NO.                       DESCRIPTION
           -----------                       -----------

          Exhibit 10.1 - Second Restated and Amended Agreement of Lease dated
                         May 1, 1996 between 1285 Associates Limited Partnership and PaineWebber Incorporated relating to property located at 1285 Avenue of the Americas, New York, New York.

          Exhibit 10.2 - Guarantee dated as of May 1, 1996 between Registrant and 1285 Associates Limited Partnership relating to the lease of property located at 1285 Avenue of the Americas, New York, New York.

          Exhibit 11   - Computation of Earnings Per Common Share

          Exhibit 12.1 - Computation of Ratio of Earnings to Combined Fixed
                         Charges and Preferred Stock Dividends

          Exhibit 12.2 - Computation of Ratio of Earnings to Fixed Charges

          Exhibit 27   - Financial Data Schedule