Form 10-Q
period 1996-06-30
PAINE WEBBER GROUP INC
filed 1996-08-14
CIK 75754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            ------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                             -----------------------


On August 2, 1996, the Registrant had outstanding 92,801,513 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                             PAINE WEBBER GROUP INC.
                                    FORM 10-Q
                                  JUNE 30, 1996



                                TABLE OF CONTENTS





     PART I.                   FINANCIAL INFORMATION                                              Page
                               ---------------------                                              ----
         Item 1.               Financial Statements.


                               Consolidated Statements of Operations (unaudited)
                               for the Three Months and Six Months Ended
                               June 30, 1996 and 1995.                                              2

                               Consolidated Statements of Financial
                               Condition (unaudited) at June 30, 1996
                               and December 31, 1995.                                               3

                               Consolidated Statements of Cash Flows
                               (unaudited) for the Six Months Ended
                               June 30, 1996 and 1995.                                              4

                               Notes to Consolidated Financial Statements
                               (unaudited).                                                         5-13

         Item 2.               Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations.                                                         14-17


     PART II.                  OTHER INFORMATION
                               -----------------

         Item 1.               Legal Proceedings.                                                  18
         Item 6.               Exhibits and Reports on Form 8-K.                                   18

                               Signature.                                                          19

                                            PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             PAINE WEBBER GROUP INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                             Three Months Ended                          Six Months Ended
                                                                  June 30,                                   June 30,
                                                      ----------------------------------        ----------------------------------
                                                          1996                 1995                 1996                 1995
                                                      -------------        -------------        -------------        -------------
REVENUES
       Commissions                                    $     362,695        $     323,824        $     730,880        $     594,086
       Principal transactions                               251,848              204,307              548,224              417,977
       Investment banking                                   102,077               88,592              183,932              138,392
       Asset management                                     111,392               97,985              219,047              187,872
       Other                                                 40,962               42,607               71,458               78,494
       Interest                                             562,190              574,930            1,107,649            1,149,334
                                                      -------------        -------------        -------------        -------------
           Total revenues                                 1,431,164            1,332,245            2,861,190            2,566,155
       Interest expense                                     481,541              507,447              948,932            1,015,573
                                                      -------------        -------------        -------------        -------------
           Net revenues                                     949,623              824,798            1,912,258            1,550,582
                                                      -------------        -------------        -------------        -------------

NON-INTEREST EXPENSES
       Compensation and benefits                            568,690              504,810            1,135,681              937,767
       Office and equipment                                  65,233               67,347              133,974              132,027
       Communications                                        39,821               38,172               78,512               73,329
       Business development                                  18,965               23,444               37,516               44,994
       Brokerage, clearing & exchange fees                   21,248               24,592               46,740               48,124
       Professional services                                 25,052               26,192               48,627               48,379
       Other                                                 70,288              285,854              136,266              358,790
                                                      -------------        -------------        -------------        -------------
Total non-interest expenses                                 809,297              970,411            1,617,316            1,643,410
                                                      -------------        -------------        -------------        -------------

NET EARNINGS (LOSS) BEFORE TAXES                            140,326             (145,613)             294,942              (92,828)
                                                      -------------        -------------        -------------        -------------

PROVISION (BENEFIT) FOR INCOME TAXES:
       Federal                                               38,933              (47,319)              76,286              (35,989)
       State, local and foreign                               9,181               (7,746)              25,943                 (601)
                                                      -------------        -------------        -------------        -------------
                                                             48,114              (55,065)             102,229              (36,590)
                                                      -------------        -------------        -------------        -------------
NET EARNINGS (LOSS)                                   $      92,212        $     (90,548)       $     192,713        $     (56,238)
                                                      =============        =============        =============        =============

Net earnings (loss) applicable to common shares       $      86,088        $     (97,872)       $     180,435        $     (70,882)
                                                      =============        =============        =============        =============
Earnings (loss) per common share:
         Primary                                      $        0.90        $       (1.06)       $        1.87        $       (0.76)
         Fully diluted                                $        0.86        $       (1.06)       $        1.76        $       (0.76)
Weighted average common shares:
         Primary                                         95,198,040           92,594,748           96,476,520           92,901,835
Fully diluted                                           102,317,004           92,594,748          103,958,404           92,901,835


Dividends declared per common share                   $        0.12        $        0.12        $        0.24        $        0.24





See notes to consolidated financial statements.

                             PAINE WEBBER GROUP INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                                          June 30,           December 31,
                                                                            1996                1995
                                                                        ------------        ------------
ASSETS
Cash and cash equivalents                                               $    150,837        $    222,497
Cash and securities segregated and on deposit for
    federal and other regulations                                            435,042             427,068
Trading assets, at fair value                                             14,274,463          14,095,446
Securities purchased under agreements to resell                           21,047,424          16,699,295
Securities borrowed                                                        6,937,053           7,226,515
Receivables:
    Clients, net of allowance for doubtful accounts of
          $13,513 and $12,400 at June 30, 1996 and
          December 31, 1995, respectively                                  4,217,801           4,070,599
Brokers and dealers                                                          257,274             279,676
    Dividends and interest                                                   322,245             263,948
    Fees and other                                                           327,825             200,444
Office equipment and leasehold improvements, net of accumulated depreciation and amortization of $316,283 and $288,807 at
    June 30, 1996 and December 31, 1995, respectively                        318,858             322,056
Other assets                                                               1,795,590           1,863,750
                                                                        ------------        ------------
                                                                        $ 50,084,412        $ 45,671,294
                                                                        ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                   $  1,229,472        $    991,227
Trading liabilities, at fair value                                         6,025,159           6,233,054
Securities sold under agreements to repurchase                            28,720,797          25,199,377
Securities loaned                                                          3,579,275           2,752,429
Payables:
    Clients                                                                3,623,702           3,698,477
    Brokers and dealers                                                      241,201             155,118
    Dividends and interest                                                   266,853             256,338
    Other liabilities and accrued expenses                                 1,513,178           1,639,403
Accrued compensation and benefits                                            520,886             570,786
                                                                        ------------        ------------
                                                                          45,720,523          41,496,209
Long-term borrowings                                                       2,552,306           2,436,037
                                                                        ------------        ------------
                                                                          48,272,829          43,932,246
                                                                        ------------        ------------
Commitments and contingencies

Redeemable Preferred Stock                                                   187,208             186,760

Stockholders' Equity:
    Convertible Preferred Stock                                              100,000             100,000
    Common stock, $1 par value, 200,000,000 shares authorized;
          issued 105,420,742 shares and 104,492,091 shares at
          June 30, 1996 and December 31, 1995, respectively                  105,421             104,492
    Additional paid-in capital                                               840,805             831,763
    Retained earnings                                                        874,584             719,325
                                                                        ------------        ------------
                                                                           1,920,810           1,755,580
    Treasury stock, at cost; 12,376,960 shares at June 30, 1996
          and 7,417,845 shares at December 31, 1995, respectively           (254,834)           (151,616)
    Unamortized cost of restricted stock                                     (38,788)            (55,302)
    Foreign currency translation adjustment                                   (2,813)              3,626
                                                                        ------------        ------------
                                                                           1,624,375           1,552,288
                                                                        ------------        ------------
                                                                        $ 50,084,412        $ 45,671,294
                                                                        ============        ============

See notes to consolidated financial statements.

                             PAINE WEBBER GROUP INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (In thousands of dollars)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             ------------------------------
                                                                                1996               1995
                                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                     $   192,713        $   (56,238)
     Adjustments to reconcile net earnings (loss) to cash provided by
         (used for) operating activities:
     Noncash items included in net earnings (loss):
         Depreciation and amortization                                            29,891             26,965
         Deferred income taxes                                                    89,047            (14,818)
         Amortization of deferred charges                                         79,448             78,052
         Other                                                                    18,992            218,564
     (Increase) decrease in operating receivables:
         Clients                                                                (150,640)          (962,017)
         Brokers and dealers                                                      22,402            195,400
         Dividends and interest                                                  (58,297)          (116,394)
         Fees and other                                                         (127,381)             2,746
     Increase (decrease) in operating payables:
         Clients                                                                 (74,775)         1,621,751
         Brokers and dealers                                                      86,083           (140,581)
         Dividends and interest                                                   10,515             45,847
         Other                                                                  (187,583)           254,836
     (Increase) decrease in:
         Trading assets                                                         (179,017)        (3,238,538)
         Securities purchased under agreements to resell                      (4,348,129)        (7,121,551)
         Securities borrowed                                                     289,462            602,202
         Cash and securities on deposit                                           (7,974)           (63,637)
         Other assets                                                           (207,782)          (403,495)
     Increase (decrease) in:
         Trading liabilities                                                    (207,895)         1,990,586
         Securities sold under agreements to repurchase                        3,521,420          8,509,803
         Securities loaned                                                       826,846            108,945
                                                                             -----------        -----------
        Cash provided by (used for) operating activities                        (382,654)         1,538,428
                                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from (payments for):
         Net assets acquired in business acquisition                                --             (624,090)
         Sales of investments                                                    122,032               --
         Office equipment and leasehold improvements                             (24,812)           (56,391)
                                                                             -----------        -----------
         Cash provided by (used for) investing activities                         97,220           (680,481)
                                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from (payments on):
         Short-term borrowings                                                   238,245           (836,496)
     Proceeds from:
         Long-term borrowings                                                    160,126            350,396
         Employee stock transactions                                              19,341              6,631
     Payments for:
         Long-term borrowings                                                    (44,840)          (195,455)
         Repurchases of common stock                                            (121,646)           (32,299)
         Dividends                                                               (37,452)           (38,450)
                                                                             -----------        -----------
         Cash provided by (used for) financing activities                        213,774           (745,673)
                                                                             -----------        -----------
         (Increase) decrease in cash and cash equivalents                        (71,660)           112,274
         Cash and cash equivalents, beginning of period                          222,497            259,238
                                                                             -----------        -----------
         Cash and cash equivalents, end of period                            $   150,837        $   371,512
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

                             PAINE WEBBER GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (In thousands of dollars except share and per share amounts)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary, PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made in prior year amounts to conform to current year presentations. The financial information as of and for the periods ended June 30, 1996 and 1995 is unaudited. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been made. The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year. The Company's principal line of business is to serve the investment and capital needs of individual, corporate, institutional and public agency clients.

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

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transactions occurring after December 31, 1996. The Company does not expect the adoption of this Statement to have a material impact on its results of operations. The Company has not quantified the impact that adoption of this Statement will have on its Consolidated Statement of Financial Condition.


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

At June 30, 1996 and December 31, 1995, the fair values of long-term borrowings were $2,553,004 and $2,478,095, respectively, as compared to the carrying amounts of $2,552,306 and $2,436,037, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for the majority of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating payments, which partially offset the effect of the changes in interest rates on the fair value of the Company's long-term borrowings.

The fair value of interest rate swaps used to hedge the Company's long-term borrowings is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The fair values of the interest rate swaps were $49,868 payable and $33,756 receivable at June 30, 1996 and December 31, 1995, respectively. The carrying amounts of the interest rate swap agreements at June 30, 1996 and December 31, 1995 were net receivables of $4,495 and $1,730, respectively, and are included in "Dividends and interest" in the Company's Consolidated Statement of Financial Condition.


NOTE 3: TRADING INVENTORIES

Trading assets and liabilities, recorded at fair value, consisted of the following:

                                                     June 30,         December 31,
                                                       1996              1995
                                                    -----------       -----------
Trading assets:
   U.S. government and agency obligations           $ 4,220,212       $ 4,854,878
   Mortgages and mortgage-backed securities           4,936,524         4,240,163
   Corporate debt securities                          2,972,280         2,364,597
   State and municipal obligations                      444,783           821,487
   Corporate equity securities                          334,303           561,669
   Commercial paper and other short-term debt         1,366,361         1,252,652
                                                    -----------       -----------
                                                    $14,274,463       $14,095,446
                                                    ===========       ===========
Trading liabilities:
   U.S. government and agency obligations           $ 4,633,344       $ 4,570,733
   Mortgages and mortgage-backed securities             145,193           127,708
   Corporate debt securities                            743,865           714,588
   State and municipal obligations                       22,530            21,467
   Corporate equity securities                          480,227           798,558
                                                    -----------       -----------
                                                    $ 6,025,159       $ 6,233,054
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

Short-term borrowings at June 30, 1996 and December 31, 1995 consisted of the following:

                             June 30,      December 31,
                              1996             1995
                           ----------       ----------
Commercial paper           $  725,512       $  547,554
Bank loans and other          503,960          443,673
                           ----------       ----------
                           $1,229,472       $  991,227
                           ==========       ==========

NOTE 5: LONG-TERM BORROWINGS

Long-term borrowings at June 30, 1996 and December 31, 1995 consisted of the following :

                                              June 30,       December 31,
                                                1996             1995
                                             ----------       ----------
Fixed Rate Notes due 1998-2014               $1,374,934       $1,289,478
Fixed Rate Subordinated Notes due 2002          170,706          174,412
Medium-Term Senior Notes                        688,575          651,475
Medium-Term Subordinated Notes                  282,150          283,150
Other                                            35,941           37,522
                                             ----------       ----------
                                             $2,552,306       $2,436,037
                                             ==========       ==========

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


At June 30, 1996, interest rates on the remaining fixed rate notes and subordinated notes due 1998 - 2014 range from 6 1/4% to 9 1/4% and the weighted average interest rate on these notes outstanding at June 30, 1996 was 7.50%. Interest on the notes is payable semi-annually.

At June 30, 1996, the Company had outstanding $734,025 of fixed rate Medium-Term Notes and $236,700 of variable rate Medium-Term Notes. The Medium-Term Notes outstanding at June 30, 1996 had an average maturity of 3.43 years and a weighted average interest rate of 6.94%.

Total interest payments relating to agreements to repurchase, short-term borrowings, securities loaned and long-term borrowings were $938,439 and $970,068 for the six months ended June 30, 1996 and 1995, respectively.


NOTE 6: COMMON STOCK


On August 7, 1996, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.12 per share payable on October 3, 1996 to stockholders of record on September 4, 1996. As of June 30, 1996, the Company had 34,208,867 authorized shares of common stock reserved for issuance in connection with convertible securities and stock option and stock award plans.


NOTE 7: CAPITAL REQUIREMENTS

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2% of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4% of such aggregate debit items. Business may not be expanded if net capital is less than 5% of such aggregate debit items. As of June 30, 1996, PWI's net capital of $933,453 was 19% of aggregate debit balances and its net capital in excess of the minimum required was $835,464.


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

Set forth below are the gross contract or notional amounts of all off-balance-sheet derivative financial instruments held or issued for trading purposes. These amounts are not reflected in the Consolidated Statement of Financial Condition and are indicative only of the volume of activity at June 30, 1996 and December 31, 1995. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions.

                                                                   Notional or Contract Amount
                                                 -----------------------------------------------------------------
                                                         June 30, 1996                     December 31, 1995
                                                 -----------------------------       -----------------------------
                                                  Purchases           Sales           Purchases           Sales
                                                 -----------       -----------       -----------       -----------
Mortgage-backed forward contracts
   and options written and purchased             $17,114,821       $20,137,509       $13,140,269       $15,861,501

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                              747,942         1,056,096         1,894,724         2,040,414

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                      168,836           211,561           993,161         1,220,400

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                            2,922,303         3,228,141         2,647,504         3,148,312

Interest rate swaps, caps and floors                  66,550              --             104,050              --

Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of June 30, 1996 and December 31, 1995. The fair value amounts are determined by quoted market prices and pricing models which consider the time value and volatility of the underlying instruments. Changes in fair value are reflected in trading revenues or net interest as incurred, depending on the nature of the contract. The amounts are netted by counterparty only when the criteria of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," are met.

                                                        Fair Value at                Fair Value at
                                                        June 30, 1996              December 31, 1995
                                                 -------------------------     -------------------------
                                                  Assets       Liabilities      Assets       Liabilities
                                                 --------      -----------     --------      -----------
Mortgage-backed forward contracts and
  options written and purchased                  $128,426       $139,654       $129,272       $116,536

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                            23,815         35,073         83,222         48,710

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                    10,522          4,072        135,977         52,250

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                            23,722         70,788         22,353         58,148

Interest rate swaps, caps and floors                  473           --            4,660           --

Set forth below are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended June 30, 1996 and the twelve months ended December 31, 1995. The average fair value is based upon the average of the month-end balances during the periods indicated.

                                                      Average Fair Value           Average Fair Value
                                                      Three Months Ended          Twelve Months Ended
                                                        June 30, 1996              December 31, 1995
                                                 --------------------------    --------------------------
                                                   Assets       Liabilities      Assets       Liabilities
                                                 -----------    -----------    -----------    -----------
Mortgage-backed forward contracts and
  options written and purchased                  $   140,599    $   144,474    $   118,784    $   108,825

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                               47,169         58,983         71,805         89,857

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                       10,613          2,349        217,849        142,507

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                               23,463         51,264         16,620         21,449

Interest rate swaps, caps and floors                     515           --            2,132           --


The Company also enters into agreements to sell securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Consolidated Statement of Financial Condition.

The off-balance-sheet derivative trading transactions are generally short-term. At June 30, 1996 approximately 90% of the off-balance-sheet derivative trading financial instruments were scheduled to mature during the third quarter of 1996.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Consolidated Statement of Financial Condition and amounted to $186,958 and $375,484 at June 30, 1996 and December 31, 1995, respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The table on the following page summarizes the Company's principal transaction revenue (net trading revenues) by business activity for the three and six months ended June 30, 1996 and 1995. Principal transaction revenues include realized and unrealized gains and losses in the fair value of derivative and other financial instruments.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                                       Principal Transaction Revenue
                                                                            -----------------------------------------------------
                                                                                  Three Months                  Six Months
                                                                                 Ended June 30,                Ended June 30,
                                                                              1996           1995           1996           1995
                                                                            --------       --------       --------       --------

Corporate equities (includes equity securities, equity index futures,
     equity index options and swaps, and equity options contracts)          $104,258       $ 71,407       $218,366       $153,462
Municipals (includes municipal and government securities)                     41,267         34,099         74,138         76,656
U.S. government (includes U.S. government securities, financial
     futures and options contracts)                                           35,678         18,099         92,126         44,296
Mortgage and mortgage-backed (includes mortgage-backed and
     government securities, mortgage-backed forwards and options
     contracts)                                                               24,685         24,326         66,360         41,531
Corporate debt and other (includes debt, foreign currency forwards,
     futures and options contracts and other securities)                      45,960         56,376         97,234        102,032
                                                                            --------       --------       --------       --------
                                                                            $251,848       $204,307       $548,224       $417,977
                                                                            ========       ========       ========       ========


Held or Issued for Purposes Other Than Trading
The Company enters into interest rate swap agreements to ensure that the interest rate characteristics of assets and liabilities are matched. As of June 30, 1996 and December 31, 1995, the Company had outstanding interest rate swap agreements with commercial banks with notional principal amounts of $1,950,725 and $1,938,700, respectively, which effectively converted the majority of the Company's fixed rate debt into floating rate debt. The interest rate swap agreements entered into have had the effect of reducing net interest expense on the Company's long-term borrowings by $4,870 for the six months ended June 30, 1996 and increasing net interest expense by $1,466 for the six months ended June 30, 1995. The difference to be received or paid on the swap agreements is included in interest expense as incurred and any related receivable from or payable to counterparties is reflected as an asset or liability, accordingly. The Company had no deferred gains or losses related to terminated swap agreements at June 30, 1996 and December 31, 1995. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements are large financial institutions and the Company has not experienced defaults in the past and management does not anticipate any counterparty defaults in the foreseeable future. See Note 2 for further discussion of interest rate swap agreements used for hedging purposes.


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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

The Company may pledge clients' margined securities as collateral in support of securities loaned and bank loans, to deliver against firm and clients' short positions, as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At June 30, 1996, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Client trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at June 30, 1996 were settled without adverse effect on the Company's financial statements, taken as a whole.

In the normal course of business, clients may be extended lines of credit collateralized by mortgages and other real estate interests. These commitments are generally entered into at variable rates of interest based on LIBOR. At June 30, 1996, the unused portion of such lines of credit amounted to $456,895. The majority of the commitments terminate within one year. In meeting the financing needs of certain of its clients, the Company may also issue standby letters of credit which are fully collateralized by marginable securities. At June 30, 1996 and December 31, 1995, the Company had outstanding $24,156 and $20,322, respectively, of such standby letters of credit.

At June 30, 1996 and December 31, 1995, securities with a fair value of $399,387 and $441,612, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company's most significant industry concentration, which arises within its normal course of business activities, is financial institutions including banks, brokers and dealers, mutual funds and insurance companies. At June 30, 1996 and December 31, 1995, the Company had outstanding resale agreements and securities borrowed of $6,966,205 and $8,502,505, respectively, with brokers and dealers and $9,693,708 and $7,032,233, respectively, with commercial banks which were collateralized by cash and securities of approximately equal fair value.

NOTE 10: COMMITMENTS AND CONTINGENCIES

At June 30, 1996 and December 31, 1995, the Company was contingently liable under unsecured letters of credit totaling $108,461 and $114,090, respectively, which approximates fair value. In addition, at June 30, 1996, certain of the Company's subsidiaries were contingently liable as issuer of $86,160 of notes payable to managing general partners of various limited partnerships pursuant to Internal Revenue Service guidelines. There is no market for these guarantees, therefore, it is not practicable to estimate their fair value. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole. The Company also had commitments to invest up to $20,209 in certain investment funds as of June 30, 1996.

In February 1996, two limited partnerships, in which a subsidiary of the Company serves as the general partner and certain key employees serve as the limited partners, entered into two unsecured credit facilities with a commercial bank under which the bank agreed to make unsecured loans to the limited partnerships of up to $77,525. The Company entered into an agreement with the bank to purchase the loans under specific circumstances. At June 30, 1996, $37,932 had been loaned to the limited partnerships.

In the normal course of business, the Company enters into when-issued transactions and underwriting commitments. Settlement of these transactions at June 30, 1996 would not have had a material impact on the Company's consolidated financial statements, taken as a whole.

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

NOTE 11: INCOME TAXES

The reconciliation of income taxes, computed at the statutory federal rates, to the provision for income taxes recorded is as follows:

                                                        Three Months Ended            Six Months Ended
                                                              June 30                      June 30
                                                     ------------------------     ----------------------
                                                         1996         1995           1996         1995
                                                     -----------  -----------     -----------  ---------
       Tax at statutory federal rates                    35.0%        35.0%          35.0%        35.0%
       State and local income taxes,
          net of federal tax benefit                      4.6          6.3            4.4          7.4
       Foreign rate differential                         (1.2)         1.3           (1.0)         0.8
       Nontaxable dividends & interest                   (2.0)         2.9           (1.5)         6.0
       Other, net                                        (2.2)        (7.7)          (2.3)        (9.8)
                                                         -----        -----          -----        -----
                                                         34.2%        37.8%          34.6%        39.4%
                                                         =====        =====          =====        =====

      Income taxes paid were $66,195 and $1,805 for the three months ended June 30, 1996 and 1995, respectively.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12: EARNINGS PER COMMON SHARE

For the three months and six months ended June 30, 1996, the Company computed its earnings per common share under the modified treasury stock method in accordance with Accounting Principles Board Opinion No. 15 by dividing net income, adjusted for preferred stock dividends and any interest savings, by the weighted average common and common equivalent shares outstanding during each period presented. Common equivalent shares include common shares issuable under the Company's stock option and award plans, the conversion of convertible debentures and preferred stock, and restricted stock outstanding.

For the three months and six months ended June 30, 1995, as a result of the net losses reported, the Company computed its loss per common share by dividing the net loss by the weighted average common shares outstanding, which excludes restricted stock and antidilutive securities, during the respective periods.

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

In the second quarter of 1996, business conditions in the securities industry continued to be favorable. Stock prices of large companies, as represented by the S&P 500, rose 3.9% during the quarter, versus 4.8% during the first quarter of 1996. The corporate finance market was also very strong in the second quarter. Due to surprisingly strong economic growth, which raised the possibility of a tighter monetary policy, the bond market was decidedly weaker than the stock market during the second quarter of 1996.


RESULTS OF OPERATIONS

Quarter Ended June 30, 1996 compared to Quarter Ended June 30, 1995

The Company's net earnings for the quarter ended June 30, 1996 were $92.2 million, or $0.90 per primary share ($0.86 per fully diluted share) compared to net earnings of $35.4 million, or $0.28 per primary and fully diluted share earned during the second quarter of 1995, before giving effect to a charge in the year-ago quarter relating to limited partnership investment issues. The net loss for the second quarter of 1995, after giving effect to this charge, was $90.5 million, or $1.06 per primary and fully diluted share. During the second quarter of 1996, revenues, net of interest expense, increased 15.1% to $949.6 million, primarily due to higher commissions and principal transactions revenues.

The results for the quarter ended June 30, 1995 were reduced by an after-tax charge of approximately $126 million ($200.0 million before income taxes) relating to the resolution of the Securities and Exchange Commission ("SEC"), individual, and class action claims arising out of the sale of public proprietary limited partnerships in the 1980's and early 1990's. The charges are included in other expenses in the Consolidated Statement of Operations.

Commission revenues earned during the second quarter of 1996 were $362.7 million, 12.0% higher than the $323.8 million earned during the prior year quarter. Mutual funds commissions increased $20.7 million, or 42.7%, commissions from over-the-counter securities increased $18.4 million, or 72.7%, and insurance annuity commissions increased $9.3 million, or 41.6%. These increases were partially offset by lower commissions from listed securities, options and commodities.

Principal transactions revenues increased $47.5 million, or 23.3%, reflecting improved results in U.S. government obligations and corporate equity securities. These gains were partially offset by lower results in mortgages and corporate debt securities.

Investment banking revenues were $102.1 million, as compared to $88.6 million earned during the second quarter of 1995, reflecting a higher level of financial advisory activity and an increased level of corporate equity and municipal underwriting.

Asset management fees increased 13.7% to $111.4 million, due to higher revenues earned on managed or "wrap" and trust accounts. Average assets in wrap and trust accounts during the second quarter of 1996 were approximately 42% higher than during the second quarter of 1995. The increase also includes higher advisory fees earned on money market accounts. These gains were partially offset by lower advisory and distribution fees on long term and institutional funds. The average assets under management in money market, institutional and long-term mutual funds were approximately $43.9 billion during the second quarter of 1996 as compared to $42.0 billion during the second quarter of 1995.

Net interest increased $13.2 million, or 19.5% primarily due to increased margin lending to customers and an increased level of fixed income positions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Compensation and benefits for the quarter ended June 30, 1996 were $568.7 million as compared to $504.8 million during the prior year quarter. Compensation costs increased primarily due to higher revenue-driven compensation paid to retail investment executives and higher performance-based incentive compensation. Compensation and benefits for the second quarter of 1996 also includes costs related to the closure of the Tokyo-based Japanese equities business. Compensation and benefits as a percent of net revenues were 59.9% during the second quarter of 1996, as compared to 61.2% during the comparable period in 1995.

All other operating expenses were $240.6 million, as compared to $465.6 million for the prior year quarter. In the second quarter of 1995, other expenses include the $200 million charge related to the limited partnership issue. Lower litigation-related costs are reflected in other expenses and professional fees. Lower occupancy costs are reflected in office and equipment.

Six Months Ended June 30, 1996 compared to Six Months Ended June 30,  1995

Net earnings for the six months ended June 30, 1996 was $192.7 million, or $1.87 per primary share ($1.76 per fully diluted share) as compared to net earnings of $69.7 million, or $0.56 per primary share ($0.54 per fully diluted share) for the first six months of 1995, before giving effect to the limited partnership charge. Including the charge, the net loss for the first six months of 1995 was $56.2 million or $0.76 per primary and fully diluted share. During the first six months of 1996, revenues, net of interest expense, increased 23.3% to $1,912.3 million primarily due to higher commissions and principal transactions revenues.

Commission revenues earned during the first six months of 1996 were $730.9 million, 23.0% higher than the $594.1 million earned during the first six months of 1995. Mutual funds commissions increased $54.8 million, or 64.5%, commissions on listed securities increased $43.7 million, or 12.4%, commissions on over-the-counter securities increased $31.4 million, or 71.1%, and insurance annuity commissions increased $14.7 million, or 31.9%. These increases were partially offset by lower options and commodity commissions.

Principal transactions revenues increased $130.2 million or 31.2% reflecting improved results in U.S. government obligations and corporate equity securities. These gains were partially offset by lower results in mortgages, corporate debt and municipal securities.

Investment banking revenues were $183.9 million, as compared to $138.4 million earned during the first six months of 1995, reflecting a higher level of financial advisory activity and an increased level of corporate equity and municipal underwriting.

Asset management fees increased 16.6% to $219.0 million, primarily due to higher revenues earned on wrap and trust accounts and increased advisory fees earned on money market and institutional accounts. These increases were partially offset by lower advisory and distribution fees earned on long-term mutual funds.

Net interest increased $25.0 million, or 18.7% primarily due to increased margin lending to clients and higher levels of fixed income positions.

Compensation and benefit related expenses for the six months ended June 30, 1996 were $1,135.7 million as compared to $937.8 million during the same period of 1995. Compensation costs increased primarily due to higher revenue-driven compensation paid to retail investment executives and higher performance-based incentive compensation. Compensation and benefits as a percent of net revenues were 59.4% for the six months ended June 30, 1996, as compared to 60.5% during the comparable period in 1995.

All other operating expenses were $481.6 million, as compared to $705.6 million for the first six months of 1995. For the six months ended June 30, 1995, other expenses include the $200 million charge related to the limited partnership issue. Other expenses also reflect lower litigation-related expenses in the current year period. Higher communication costs reflect increased business activity.

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

The Company's total assets at June 30, 1996 were $50.1 billion compared to $45.7 billion at December 31, 1995, reflecting an increase primarily in securities purchased under agreements to resell. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and the issuance of long-term senior and subordinated debt.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has an unsecured senior revolving credit agreement to provide up to $1.2 billion, which expires in December 1996 with provisions for renewal through December 1997. At June 30, 1996, there were no outstanding borrowings under this credit facility. Additionally, the Company had more than $4.5 billion in uncommitted lines of credit at June 30, 1996.

The Company maintains public shelf registration statements for the issuance of debt securities with the Securities and Exchange Commission ("SEC"). During the second quarter of 1996, the Company issued $60.5 million of Medium-Term Senior Notes under these registration statements. At June 30, 1996, the Company had $624.1 million in debt securities available for issuance.

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy which provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base. At June 30, 1996, the Company's total capital base, which includes long-term borrowings, redeemable preferred stock and stockholders' equity, was $4.4 billion, an increase of $188.8 million from December 31, 1995. The additions to capital primarily reflect net increases in both long-term borrowings and stockholders' equity of $116.3 million and $72.1 million, respectively.

The increase in long-term borrowings primarily reflects the issuance of $100.0 million of 6 3/4% Notes in January 1996 and $60.5 million of Medium-Term Senior Notes during the second quarter of 1996. The increase in stockholders' equity is primarily the result of net income for the six months ended June 30, 1996 of $192.7 million, the issuance of approximately 1,892,000 shares of common stock related to employee compensation programs for $19.3 million, and net amortization of restricted stock awards of $16.6 million. These increases were offset by the repurchase of approximately 5,869,000 shares of common stock for $121.6 million and dividends accrued of $37.5 million.

In April 1996, the Company's Board of Directors increased the number of common shares authorized to be repurchased by 7 million shares. At June 30, 1996, the remaining number of shares authorized to be purchased under this plan was approximately 8.9 million.

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

At June 30, 1996, the Company had investments in merchant banking transactions which were affected by liquidity, reorganization or restructuring issues amounting to $53.1 million, net of reserves, compared to $85.5 million, net of reserves, at December 31, 1995. These investments have not had a material effect on the Company's results of operations. Included in the portfolio at June 30, 1996 was an investment of $27.6 million in a limited partnership which specializes in investments in corporate restructurings and special situations.

The Company's activities include underwriting and market-making transactions in high-yield securities. These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness and lower credit ratings and are, therefore, more vulnerable to general economic conditions. At June 30, 1996, the Company held $249.4 million of high-yield securities, with approximately 64% of such securities attributable to two issuers. The Company continually monitors its risk positions associated with high-yield securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in revenues. For the six months ended June 30, 1996 and 1995, the Company recorded pre-tax trading revenues on transactions in high-yield securities of $4.8 million and $10.5 million, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

A derivative financial instrument represents a contractual agreement between counterparties and has value that is derived from changes in the value of some other underlying asset such as the price of another security, interest rates, currency exchange rates, specified rates (e.g. LIBOR) or indices (e.g. S&P 500), or the value referenced in the contract. Derivatives, such as futures, certain options contracts and structured products (e.g. indexed warrants) are traded on exchanges, while derivatives such as forward contracts, interest rate swaps, caps and floors, and other structured products are negotiated in over-the-counter markets.

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

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the Consolidated Statement of Financial Condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $47.7 billion and $43.0 billion at June 30, 1996 and December 31, 1995, respectively, which included $37.3 billion and $26.7 billion, respectively, related to "to be announced" mortgage securities requiring forward settlement.

For a more detailed discussion and disclosure on derivative financial instruments, see Note 8 "Financial Instruments with Off-Balance-Sheet Risk" and
Note 9 "Risk Management" in the Notes to Consolidated Financial Statements.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions in which compensatory damages of $152 million or more appear to be sought, and in which there have been material developments during the quarter, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $152 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $152 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, and intends to defend actively each such case. The following developments have occurred in the cases below, which were previously reported in the Company's Annual Report on Form 10k for the year ended December 31, 1995.

In Re NASDAQ Market-Maker Antitrust Litigation

On July 16, 1996, PaineWebber Incorporated entered into a Stipulation and Order resolving a civil complaint filed by the United States Department of Justice, alleging that it and other NASDAQ market makers violated Section 1 of the Sherman Act in connection with certain market making practices. In entering into the Stipulation and Order, without admitting the allegations, the parties agreed that the defendants would not engage in certain types of market making activities and the defendants undertook specified steps to assure compliance with their agreement. The Stipulation and Order are subject to approval by the United States District Court of the Southern District of New York following a public hearing, and if that Court approves the Stipulation and Order, the complaint will be dismissed with prejudice.

Limited Partnership Class Actions

On July 17, 1996, the United States District Court for the Southern District of New York granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The order entered by the District Court provides for notice to be mailed to class members and schedules a final hearing on the proposed settlement for October 25, 1996.

On January 18, 1996, the Securities and Exchange Commission commenced, and PaineWebber Incorporated simultaneously settled, civil and administrative proceedings relating to the firm's sale of public proprietary limited partnerships in the 1980s and early 1990s. Without admitting or denying the SEC's allegations or findings, the firm agreed to the entry of an administrative cease and desist order, created a capped $40 million fund, paid a $5 million civil penalty, and committed to pay $7.5 million of additional investor claims relating to the limited partnerships. As part of the settlement, PaineWebber Incorporated represented that it had previously paid approximately $120 million to resolved investor claims over a period of several years prior to the SEC settlement. Additionally, the order requires the retention of an independent consultant to review the firm's policies and procedures concerning retail brokerage operations and the dissemination of sales and marketing materials, and oversight of the firm's compliance policies by a committee of PaineWebber Incorporated's Board of Directors. On the same date, PaineWebber Incorporated also announced an agreement to settle with the various state securities regulators pursuant to which PaineWebber Incorporated is required to make payments aggregating $5 million.


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




                                                 Paine Webber Group Inc.
                                                 -----------------------
                                                      (Registrant)








Date:  August 12, 1996                           By: /s/ Regina A. Dolan
      ----------------                           -----------------------
                                                 Regina A. Dolan
                                                 Vice President,
                                                 Chief Financial Officer

                                EXHIBIT INDEX

         Exhibit  11   - Computation of Earnings (Loss) Per Common Share

         Exhibit  12.1 - Computation of Ratio of Earnings to Combined Fixed
                         Charges and Preferred Stock Dividends

         Exhibit  12.2 - Computation of Ratio of Earnings to Fixed Charges

         Exhibit  27   - Financial Data Schedule