Form 10-Q
period 1996-09-30
PAINE WEBBER GROUP INC
filed 1996-11-14
CIK 75754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            ------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                             -----------------------


On November 8, 1996, the Registrant had outstanding 91,137,968 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                             PAINE WEBBER GROUP INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1996



                                TABLE OF CONTENTS





PART I.         FINANCIAL INFORMATION                                     PAGE

    Item 1.     Financial Statements.


                Consolidated Statements of Operations (unaudited)
                for the Three Months and Nine Months Ended
                September 30, 1996 and 1995.                                2

                Consolidated Statements of Financial
                Condition (unaudited) at September 30, 1996
                and December 31, 1995.                                      3

                Consolidated Statements of Cash Flows
                (unaudited) for the Nine Months Ended
                September 30, 1996 and 1995.                                4

                Notes to Consolidated Financial Statements
                (unaudited).                                                5-13

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.                                                14-17


PART II.        OTHER INFORMATION

    Item 1.     Legal Proceedings.                                         18
    Item 6.     Exhibits and Reports on Form 8-K.                          18

                Signature.                                                 19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             PAINE WEBBER GROUP INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                      -------------------------------       -------------------------------
                                                          1996               1995               1996               1995
                                                      ------------       ------------       ------------       ------------
REVENUES
     Commissions                                      $    306,173       $    333,686       $  1,037,053       $    927,772
     Principal transactions                                240,261            264,049            788,485            682,026
     Asset management                                      115,614            104,159            334,661            292,031
     Investment banking                                     93,285             93,988            277,217            232,380
     Other                                                  42,033             39,587            113,491            118,081
     Interest                                              577,882            544,089          1,685,531          1,693,423
                                                      ------------       ------------       ------------       ------------
           Total revenues                                1,375,248          1,379,558          4,236,438          3,945,713
     Interest expense                                      492,262            467,533          1,441,194          1,483,106
                                                      ------------       ------------       ------------       ------------
           Net revenues                                    882,986            912,025          2,795,244          2,462,607
                                                      ------------       ------------       ------------       ------------

NON-INTEREST EXPENSES
     Compensation and benefits                             524,612            537,870          1,660,293          1,475,637
     Office and equipment                                   66,781             67,689            200,755            199,716
     Communications                                         37,725             38,130            116,237            111,459
     Business development                                   17,705             23,364             55,221             68,358
     Brokerage, clearing & exchange fees                    19,134             24,432             65,874             72,556
     Professional services                                  29,436             24,531             78,063             72,910
     Other                                                  64,278             79,307            200,544            438,097
                                                      ------------       ------------       ------------       ------------
Total non-interest expenses                                759,671            795,323          2,376,987          2,438,733
                                                      ------------       ------------       ------------       ------------

NET EARNINGS BEFORE TAXES                                  123,315            116,702            418,257             23,874
                                                      ------------       ------------       ------------       ------------

PROVISION (BENEFIT) FOR INCOME TAXES:
     Federal                                                33,940             24,099            110,227            (11,890)
     State, local and foreign                                9,220             14,413             35,162             13,812
                                                      ------------       ------------       ------------       ------------
                                                            43,160             38,512            145,389              1,922
                                                      ------------       ------------       ------------       ------------
NET EARNINGS                                          $     80,155       $     78,190       $    272,868       $     21,952
                                                      ============       ============       ============       ============

Net earnings (loss) applicable to common shares       $     73,695       $     71,202       $    254,202       $        (16)
                                                      ============       ============       ============       ============
Earnings per common share:
     Primary                                          $       0.79       $       0.71       $       2.67       $       0.00
     Fully diluted                                    $       0.75       $       0.67       $       2.55       $       0.00
Weighted average common shares:
     Primary                                            93,875,777        100,931,592         95,084,609         92,597,619
     Fully diluted                                     100,072,690        108,158,981        101,368,050         92,597,619


Dividends declared per common share                   $       0.12       $       0.12       $       0.36       $       0.36





See notes to consolidated financial statements.

                             PAINE WEBBER GROUP INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                                            September 30,       December 31,
                                                                               1996                1995
                                                                           ------------        ------------
ASSETS
Cash and cash equivalents                                                  $    199,366        $    222,497
Cash and securities segregated and on deposit for
    federal and other regulations                                               415,263             427,068
Trading assets, at fair value                                                15,674,064          14,095,446
Securities purchased under agreements to resell                              22,248,702          16,699,295
Securities borrowed                                                           7,056,283           7,226,515
Receivables:
    Clients, net of allowance for doubtful accounts of
          $13,421 and $12,400 at September 30, 1996 and
          December 31, 1995, respectively                                     4,137,507           4,070,599
    Brokers and dealers                                                         206,482             279,676
    Dividends and interest                                                      333,821             263,948
    Fees and other                                                              368,041             200,444
Office equipment and leasehold improvements, net of accumulated depreciation and amortization of $329,688 and $288,807 at
    September 30, 1996 and December 31, 1995, respectively                      316,411             322,056
Other assets                                                                  1,817,795           1,863,750
                                                                           ------------        ------------
                                                                           $ 52,773,735        $ 45,671,294
                                                                           ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                      $    951,186        $    991,227
Trading liabilities, at fair value                                            6,992,858           6,233,054
Securities sold under agreements to repurchase                               31,133,247          25,199,377
Securities loaned                                                             2,694,971           2,752,429
Payables:
    Clients                                                                   3,839,169           3,698,477
    Brokers and dealers                                                         293,672             155,118
    Dividends and interest                                                      266,675             256,338
    Other liabilities and accrued expenses                                    1,555,391           1,639,403
Accrued compensation and benefits                                               618,521             570,786
                                                                           ------------        ------------
                                                                             48,345,690          41,496,209
Long-term borrowings                                                          2,565,440           2,436,037
                                                                           ------------        ------------
                                                                             50,911,130          43,932,246
                                                                           ------------        ------------
Commitments and contingencies

Redeemable Preferred Stock                                                      187,431             186,760

Stockholders' Equity:
    Convertible Preferred Stock                                                 100,000             100,000
    Common stock, $1 par value, 200,000,000 shares authorized;
          issued 105,435,836 shares and 104,492,091 shares at
          September 30, 1996 and December 31, 1995, respectively                105,436             104,492
    Additional paid-in capital                                                  837,265             831,763
    Retained earnings                                                           936,239             719,325
                                                                           ------------        ------------
                                                                              1,978,940           1,755,580
    Treasury stock, at cost; 13,115,949 shares at September 30, 1996
          and 7,417,845 shares at December 31, 1995, respectively              (270,852)           (151,616)
    Unamortized cost of restricted stock                                        (28,998)            (55,302)
    Foreign currency translation adjustment                                      (3,916)              3,626
                                                                           ------------        ------------
                                                                              1,675,174           1,552,288
                                                                           ------------        ------------
                                                                           $ 52,773,735        $ 45,671,294
                                                                           ============        ============

See notes to consolidated financial statements.

                             PAINE WEBBER GROUP INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (In thousands of dollars)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              1996                1995
                                                                          ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                         $    272,868        $     21,952
     Adjustments to reconcile net earnings to cash (used for)
         provided by operating activities:
     Noncash items included in net earnings:
         Depreciation and amortization                                          45,343              41,661
         Deferred income taxes                                                  73,440            (100,304)
         Amortization of deferred charges                                      118,992             119,465
         Other                                                                  19,529             218,654
     (Increase) decrease in operating receivables:
         Clients                                                               (67,929)         (1,114,442)
         Brokers and dealers                                                    73,194             242,744
         Dividends and interest                                                (69,873)            (38,254)
         Fees and other                                                       (167,597)                484
     Increase (decrease) in operating payables:
         Clients                                                               140,692           1,360,206
         Brokers and dealers                                                   138,554             (78,505)
         Dividends and interest                                                 10,337              49,882
         Other                                                                 (52,434)            436,032
     (Increase) decrease in:
         Trading assets                                                     (1,578,618)         (2,489,419)
         Securities purchased under agreements to resell                    (5,549,407)         (9,338,499)
         Securities borrowed                                                   170,232             422,214
         Cash and securities on deposit                                         11,805             (49,834)
         Other assets                                                         (246,304)           (462,240)
     Increase (decrease) in:
         Trading liabilities                                                   759,804           1,216,338
         Securities sold under agreements to repurchase                      5,933,870          10,822,256
         Securities loaned                                                     (57,458)           (422,601)
                                                                          ------------        ------------
     Cash (used for) provided by operating activities                          (20,960)            857,790
                                                                          ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from (payments for):
         Net assets acquired in business acquisition                              --              (624,090)
         Sales of investments                                                  122,032                --
         Office equipment and leasehold improvements                           (36,813)            (69,233)
                                                                          ------------        ------------
         Cash provided by (used for) investing activities                       85,219            (693,323)
                                                                          ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on short-term borrowings                                     (40,041)           (216,854)
     Proceeds from:
         Long-term borrowings                                                  234,064             412,586
         Employee stock transactions                                            23,435              33,818
     Payments for:
         Long-term borrowings                                                 (105,895)           (306,370)
         Repurchases of common stock                                          (143,671)            (93,184)
         Dividends                                                             (55,282)            (57,590)
                                                                          ------------        ------------
         Cash used for financing activities                                    (87,390)           (227,594)
                                                                          ------------        ------------
         Decrease in cash and cash equivalents                                 (23,131)            (63,127)
         Cash and cash equivalents, beginning of period                        222,497             259,238
                                                                          ------------        ------------
         Cash and cash equivalents, end of period                         $    199,366        $    196,111
                                                                          ============        ============

See notes to consolidated financial statements.

                             PAINE WEBBER GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (In thousands of dollars except share and per share amounts)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary, PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. The financial information as of and for the periods ended September 30, 1996 and 1995 is unaudited. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been made. The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, and March 31, 1996. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year.
The Company's principal line of business is to serve the investment and capital needs of individual, corporate, institutional and public agency clients.

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

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for certain types of transactions occurring after December 31, 1996, including securitizations, sales of mortgages and other receivables. In November 1996, the FASB issued an exposure draft which deferred the effective date of accounting for other types of transfers of financial assets, including repurchase and securities lending transactions, until after December 31, 1997. The Company does not expect the adoption of this Statement to have a material impact on its results of operations. The Company has not quantified the impact that adoption of this Statement will have on its Consolidated Statement of Financial Condition.


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

At September 30, 1996 and December 31, 1995, the fair values of long-term borrowings were $2,556,456 and $2,478,095, respectively, as compared to the carrying amounts of $2,565,440 and $2,436,037, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for the majority of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating payments, which partially offset the effect of the changes in interest rates on the fair value of the Company's long-term borrowings.

The fair value of interest rate swaps used to hedge the Company's long-term borrowings is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The fair values of the interest rate swaps were $50,687 payable and $33,756 receivable at September 30, 1996 and December 31, 1995, respectively. The carrying amounts of the interest rate swap agreements at September 30, 1996 and December 31, 1995 were net receivables of $1,177 and $1,730, respectively, and are included in "Dividends and interest" in the Company's Consolidated Statement of Financial Condition.


NOTE 3: TRADING INVENTORIES

Trading assets and liabilities, recorded at fair value, consisted of the following:

                                                         September 30,     December 31,
                                                            1996              1995
                                                        -----------       -----------
    Trading assets:
       U.S. government and agency obligations           $ 5,621,180       $ 4,854,878
       Mortgages and mortgage-backed securities           5,422,186         4,240,163
       Corporate debt securities                          2,746,312         2,364,597
       State and municipal obligations                      544,467           821,487
       Corporate equity securities                          371,008           561,669
       Commercial paper and other short-term debt           968,911         1,252,652
                                                        -----------       -----------
                                                        $15,674,064       $14,095,446
                                                        ===========       ===========
    Trading liabilities:
       U.S. government and agency obligations           $ 5,609,146       $ 4,570,733
       Mortgages and mortgage-backed securities             123,685           127,708
       Corporate debt securities                            626,815           714,588
       State and municipal obligations                       33,009            21,467
       Corporate equity securities                          600,203           798,558
                                                        -----------       -----------
                                                        $ 6,992,858       $ 6,233,054
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

Short-term borrowings at September 30, 1996 and December 31, 1995 consisted of the following:

                              September 30,  December 31,
                                 1996           1995
                               --------       --------
    Commercial paper           $483,865       $547,554
    Bank loans and other        467,321        443,673
                               --------       --------
                               $951,186       $991,227
                               ========       ========

NOTE 5: LONG-TERM BORROWINGS

Long-term borrowings at September 30, 1996 and December 31, 1995 consisted of the following :

                                                 September 30,    December 31,
                                                    1996             1995
                                                 ----------       ----------
    Fixed Rate Notes due 1998 - 2014             $1,413,265       $1,289,478
    Fixed Rate Subordinated Notes due 2002          174,478          174,412
    Medium-Term Senior Notes                        682,001          651,475
    Medium-Term Subordinated Notes                  281,150          283,150
    Other                                            14,546           37,522
                                                 ----------       ----------
                                                 $2,565,440       $2,436,037
                                                 ==========       ==========

At September 30, 1996, interest rates on the remaining fixed rate notes and subordinated notes due 1998 - 2014 range from 6 1/4% to 9 1/4% and the weighted average interest rate on these notes outstanding at September 30, 1996 was 7.51%. Interest on the notes is payable semi-annually.

At September 30, 1996, the Company had outstanding $699,001 of fixed rate Medium-Term Notes and $264,150 of variable rate Medium-Term Notes. The Medium-Term Notes outstanding at September 30, 1996 had an average maturity of
3.5 years and a weighted average interest rate of 6.94%.

Total interest payments relating to agreements to repurchase, short-term borrowings, securities loaned and long-term borrowings were $1,430,878 and $1,433,205 for the nine months ended September 30, 1996 and 1995, respectively.


NOTE 6: COMMON STOCK


On November 7, 1996, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.12 per share payable on January 3, 1997 to stockholders of record on December 4, 1996. In addition, the Board authorized an increase of 10 million shares to its share repurchase program bringing the current total amount of shares that can be repurchased to approximately 15 million shares. As of September 30, 1996, the Company had 34,447,584 authorized shares of common stock reserved for issuance in connection with convertible securities and stock option and stock award plans.


NOTE 7: CAPITAL REQUIREMENTS

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2% of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4% of such aggregate debit items. Business may not be expanded if net capital is less than 5% of such aggregate debit items. As of September 30, 1996, PWI's net capital of $940,163 was 18% of aggregate debit balances and its net capital in excess of the minimum required was $832,480.


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

Set forth below are the gross contract or notional amounts of all off-balance-sheet derivative financial instruments held or issued for trading purposes. These amounts are not reflected in the Consolidated Statement of Financial Condition and are indicative only of the volume of activity at September 30, 1996 and December 31, 1995. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions.

                                                                   Notional or Contract Amount
                                                 -----------------------------------------------------------------
                                                      September 30, 1996                  December 31, 1995
                                                 -----------------------------       -----------------------------
                                                  Purchases           Sales           Purchases          Sales
                                                 -----------       -----------       -----------       -----------
Mortgage-backed forward contracts
   and options written and purchased             $18,663,406       $21,059,813       $13,140,269       $15,861,501

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                              654,535         1,335,882         1,894,724         2,040,414

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                      419,603           450,130           993,161         1,220,400

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                            5,674,406         4,485,737         2,647,504         3,148,312

Interest rate swaps, caps and floors                  78,750              --             104,050              --

Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of September 30, 1996 and December 31, 1995. The fair value amounts are determined by quoted market prices and pricing models which consider the time value and volatility of the underlying instruments. Changes in fair value are reflected in trading revenues or net interest as incurred, depending on the nature of the contract. The amounts are netted by counterparty only when the criteria of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," are met.

                                                           Fair Value at                    Fair Value at
                                                         September 30, 1996                December 31, 1995
                                                      ------------------------         ------------------------
                                                       Assets      Liabilities          Assets      Liabilities
                                                      --------     -----------         --------     -----------
Mortgage-backed forward contracts and
  options written and purchased                       $112,750       $122,422          $129,272       $116,536

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                                  8,409         15,938            83,222         48,710

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                         45,407         27,086           135,977         52,250

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                                 24,284        143,759            22,353         58,148

Interest rate swaps, caps and floors                     4,408          --                4,660           --



Set forth below are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended September 30, 1996 and the twelve months ended December 31, 1995. The average fair value is based upon the average of the month-end balances during the periods indicated.

                                                        Average Fair Value               Average Fair Value
                                                        Three Months Ended               Twelve Months Ended
                                                        September 30, 1996                December 31, 1995
                                                      ------------------------         ------------------------
                                                      Assets       Liabilities         Assets       Liabilities
                                                      --------     -----------         --------     -----------
Mortgage-backed forward contracts and
  options written and purchased                       $137,379       $127,610          $118,784       $108,825

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                                 20,149         25,554            71,805         89,857

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                         35,352         24,821           217,849        142,507

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                                 22,273        117,467            16,620         21,449

Interest rate swaps, caps and floors                     4,339           --               2,132           --

The Company also enters into agreements to sell securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Consolidated Statement of Financial Condition.

The off-balance-sheet derivative trading transactions are generally short-term. At September 30, 1996 approximately 90% of the off-balance-sheet derivative trading financial instruments were scheduled to mature during the fourth quarter of 1996.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Consolidated Statement of Financial Condition and amounted to $195,258 and $375,484 at September 30, 1996 and December 31, 1995, respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The table below summarizes the Company's principal transaction revenue (net trading revenues) by business activity for the three and nine months ended September 30, 1996 and 1995. Principal transaction revenues include realized and unrealized gains and losses in the fair value of derivative and other financial instruments.

                                                                                        Principal Transaction Revenue
                                                                            -----------------------------------------------------
                                                                                 Three Months                 Nine Months
                                                                               Ended September 30,          Ended September 30,
                                                                            -----------------------       -----------------------
                                                                              1996           1995           1996           1995
                                                                            --------       --------       --------       --------

Corporate equities (includes equity securities, equity index futures,
     equity index options and swaps, and equity options contracts)          $ 94,540       $124,238       $312,906       $277,700
Municipals (includes municipal and government securities)                     36,739         30,515        110,877        107,171
U.S. government (includes U.S. government securities, financial
     futures and options contracts)                                           20,339         32,683        112,465         76,979
Mortgage and mortgage-backed (includes mortgage-backed and
     government securities, mortgage-backed forwards and options
     contracts)                                                               32,119         32,406         98,479         73,937
Corporate debt and other (includes debt, foreign currency forwards,
     futures and options contracts and other securities)                      56,524         44,207        153,758        146,239
                                                                            --------       --------       --------       --------
                                                                            $240,261       $264,049       $788,485       $682,026
                                                                            ========       ========       ========       ========


Held or Issued for Purposes Other Than Trading
The Company enters into interest rate swap agreements to ensure that the interest rate characteristics of assets and liabilities are matched. As of September 30, 1996 and December 31, 1995, the Company had outstanding interest rate swap agreements with commercial banks with notional principal amounts of $1,905,725 and $1,938,700, respectively, which effectively converted the majority of the Company's fixed rate debt into floating rate debt. The interest rate swap agreements entered into have had the effect of reducing net interest expense on the Company's long-term borrowings by $6,938 for the nine months ended September 30, 1996 and increasing net interest expense by $2,354 for the nine months ended September 30, 1995. The difference to be received or paid on the swap agreements is included in interest expense as incurred and any related receivable from or payable to counterparties is reflected as an asset or liability, accordingly. The Company had no deferred gains or losses related to terminated swap agreements at September 30, 1996 and December 31, 1995. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements are large financial institutions and the Company has not experienced defaults in the past and management does not anticipate any counterparty defaults in the foreseeable future. See Note 2 for further discussion of interest rate swap agreements used for hedging purposes.

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

The Company may pledge clients' margined securities as collateral in support of securities loaned and bank loans, to deliver against firm and clients' short positions, as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At September 30, 1996, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Client trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at September 30, 1996 were settled without material adverse effect on the Company's financial statements, taken as a whole.

In the normal course of business, clients may be extended lines of credit collateralized by mortgages and other real estate interests. These commitments are generally entered into at variable rates of interest based on LIBOR. At September 30, 1996, the unused portion of such lines of credit amounted to $679,122. The majority of the commitments terminate within one year. In meeting the financing needs of certain of its clients, the Company may also issue standby letters of credit which are fully collateralized by marginable securities. At September 30, 1996 and December 31, 1995, the Company had outstanding $23,762 and $20,322, respectively, of such standby letters of credit.

At September 30, 1996 and December 31, 1995, securities with a fair value of $210,530 and $441,612, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

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

The Company's most significant industry concentration, which arises within its normal course of business activities, is financial institutions including banks, brokers and dealers, mutual funds and insurance companies. At September 30, 1996 and December 31, 1995, the Company had outstanding resale agreements and securities borrowed of $6,415,622 and $8,502,505, respectively, with brokers and dealers and $10,531,519 and $7,032,233, respectively, with commercial banks which were collateralized by cash and securities of approximately equal fair value.

NOTE 10: COMMITMENTS AND CONTINGENCIES

At September 30, 1996 and December 31, 1995, the Company was contingently liable under unsecured letters of credit totaling $194,722 and $114,090, respectively, which approximates fair value. At September 30, 1996, certain of the Company's subsidiaries were contingently liable as issuer of $86,160 of notes payable to managing general partners of various limited partnerships pursuant to Internal Revenue Service guidelines. There is no market for these guarantees, therefore, it is not practicable to estimate their fair value. In addition, during 1995 the Company recorded charges, as previously disclosed, related to a final and comprehensive resolution of the issues arising from the Company's sale of public proprietary limited partnerships. As part of the settlement of related class action litigation, the Company has agreed, under certain circumstances, to provide to class members additional consideration including assignment of any and all fees the Company is entitled to receive from certain partnerships. In the opinion of management, these contengencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole.

In February 1996, two limited partnerships, in which a subsidiary of the Company serves as the general partner and certain key employees serve as the limited partners, entered into two unsecured credit facilities with a commercial bank under which the bank agreed to make unsecured loans to the limited partnerships of up to $77,525. The Company entered into an agreement with the bank to purchase the loans under specific circumstances. At September 30, 1996, $55,082 had been loaned to the limited partnerships.

In the normal course of business, the Company enters into when-issued transactions and underwriting commitments. Settlement of these transactions at September 30, 1996 would not have had a material impact on the Company's consolidated financial statements, taken as a whole.

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

NOTE 11: INCOME TAXES

The reconciliation of income taxes, computed at the statutory federal rates, to the provision for income taxes recorded is as follows:

                                                        Three Months Ended            Nine Months Ended
                                                           September 30                 September 30
                                                     ------------------------     -----------------------
                                                         1996         1995           1996         1995
                                                     -----------  -----------     -----------  ----------
       Tax at statutory federal rates                    35.0%        35.0%          35.0%        35.0%
       State and local income taxes,
          net of federal tax benefit                      3.4          4.3            4.1         (7.7)
       Foreign rate differential                          0.1          0.7           (0.7)         0.4
       Nontaxable dividends & interest                   (1.0)        (2.0)          (1.3)       (33.3)
       Other, net                                        (2.5)        (5.0)          (2.3)        13.7
                                                         -----        -----          -----      ------
                                                         35.0%        33.0%          34.8%         8.1%
                                                         =====        =====          =====      =======

Income taxes paid were $60,534 and $23,072 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 12: EARNINGS PER COMMON SHARE

For the three months and nine months ended September 30, 1996, and the three months ended September 30, 1995, the Company computed its earnings per common share under the modified treasury stock method in accordance with Accounting Principles Board Opinion No. 15 by dividing net income, adjusted for preferred stock dividends and any interest savings, by the weighted average common and common equivalent shares outstanding during each period presented. Common equivalent shares include common shares issuable under the Company's stock option and award plans, the conversion of convertible debentures and preferred stock, and restricted stock outstanding.

For the nine months ended September 30, 1995, as a result of the net loss applicable to common shares, the Company computed per share results by dividing the net loss by the weighted average common shares outstanding, which excludes restricted stock and antidilutive securities.

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

Business conditions in the securities industry were less favorable in the third quarter of 1996 than the second quarter. Stock prices of large companies, as represented by the S&P 500, rose 2.5% in the quarter, less than the 3.9% gain of the second quarter. Moreover, stock market volatility increased, with prices declining sharply in July before recovering later in the quarter. As for the credit markets, they were comparatively stable, with the yield on the 10-year government bond being virtually flat during the quarter.


RESULTS OF OPERATIONS

Quarter Ended September 30, 1996 compared to Quarter Ended September 30, 1995

The Company's net earnings for the quarter ended September 30, 1996 were $80.2 million, or $.79 per primary share ($.75 per fully diluted share) compared to net earnings of $78.2 million, or $.71 per primary share ($.67 per fully diluted share) earned during the third quarter of 1995. During the third quarter of 1996, revenues, net of interest expense, were $883.0 million, 3.2% lower than the third quarter of 1995, reflecting lower commissions and principal transactions revenues.

Commission revenues earned during the third quarter of 1996 were $306.2 million, 8.3% lower than the $333.7 million earned during the prior year quarter. Commissions on the sale of listed securities decreased $19.8 million or 10.7%, commissions on the sale of options decreased $9.3 million or 39.8% and commissions on the sale of over-the-counter securities decreased $4.5 million or 13.9%. These declines were partially offset by higher mutual fund commissions and insurance annuity commissions.

Principal transactions revenues decreased $23.8 million, or 9.0%, reflecting lower results in U.S. government obligations and corporate equity securities. These gains were partially offset by improved results in corporate debt, municipal and mortgage securities.

Asset management fees increased 11.0% to $115.6 million, due to higher revenues earned on managed or "wrap" and trust accounts. Average assets in wrap and trust accounts during the third quarter of 1996 were approximately 34% higher than during the third quarter of 1995. The average assets under management in money market, institutional and long-term mutual funds were approximately $43.6 billion during the third quarter of 1996 as compared to $44.1 billion during the third quarter of 1995.

Investment banking revenues were $93.3 million, as compared to $94.0 million earned during the third quarter of 1995. The current year quarter reflects a lower level of corporate equity underwritings offset by increased municipal underwritings.

Net interest increased $9.1 million, or 11.8% primarily due to increased margin lending to customers and an increased level of fixed income positions.

Compensation and benefits for the quarter ended September 30, 1996 were $524.6 million as compared to $537.9 million during the prior year quarter. Compensation costs decreased primarily due to lower revenue-driven compensation paid to retail investment executives. Compensation and benefits as a percent of net revenues were 59.4% during the third quarter of 1996, as compared to 59.0% during the comparable period in 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


All other operating expenses were $235.1 million, as compared to $257.5 million for the prior year quarter. The decrease in other operating expenses reflect the lower costs resulting from renegotiated leases and vendor contracts as well as the consolidation of branch offices. In addition, the current year quarter includes lower settlement-related expenses. These decreases were partially offset by higher legal fees and depreciation.

Nine Months Ended September 30, 1996 compared to Nine Months Ended September 30, 1995

Net earnings for the nine months ended September 30, 1996 were $272.9 million, or $2.67 per primary share ($2.55 per fully diluted share) as compared to net earnings of $147.9 million, or $1.27 per primary share ($1.21 per fully diluted share) for the first nine months of 1995, before giving effect to a charge in the year ago period relating to limited partnership investment issues. Including the charge, the net earnings for the first nine months of 1995 were $22.0 million or $0.00 per primary share. During the first nine months of 1996, revenues, net of interest expense, increased 13.5% to $2,795.2 million primarily due to higher commissions and principal transactions revenues.

The results for the nine months ended September 30, 1995 were reduced by an after-tax charge of approximately $126.0 million ($200.0 million before taxes), taken in the second quarter, relating to the cost of resolving the Securities and Exchange Commission ("SEC"), individual and class action claims arising out of the sale of public proprietary limited partnerships in the 1980's and early 1990's. The charges are included in other expenses in the Consolidated Statement of Operations.

Commission revenues earned during the first nine months of 1996 were $1,037.1 million, 11.8% higher than the $927.8 million earned during the first nine months of 1995. Mutual funds commissions increased $58.4 million, or 41.6%, commissions earned on the sale of listed securities increased $23.9 million, or 4.4%, commissions earned on the sale of over-the-counter securities increased $26.9 million, or 35.1%, and insurance annuity commissions increased $18.0 million, or 25.1%. These increases were partially offset by lower commissions on options and commodities.

Principal transactions revenues increased $106.5 million or 15.6% reflecting improved results in U.S. government obligations and corporate equity securities. These gains were partially offset by lower results in mortgages, corporate debt and municipal securities.

Asset management fees increased 14.6% to $334.7 million, primarily due to higher revenues earned on wrap and trust accounts and increased advisory fees earned on money market accounts.

Investment banking revenues were $277.2 million, as compared to $232.4 million earned during the first nine months of 1995, reflecting a higher level of financial advisory activity and an increased level of corporate equity and municipal underwriting.

Net interest increased $34.0 million, or 16.2% primarily due to increased margin lending to clients and higher levels of fixed income positions.

Compensation and benefit-related expenses for the nine months ended September 30, 1996 were $1,660.3 million as compared to $1,475.6 million during the same period of 1995. Compensation costs increased primarily due to higher revenue-driven compensation paid to retail investment executives and higher performance-based incentive compensation. Compensation and benefits as a percent of net revenues were 59.4% for the nine months ended September 30, 1996, as compared to 59.9% during the comparable period in 1995.

All other operating expenses were $716.7 million, as compared to $963.1 million for the first nine months of 1995. For the nine months ended September 30, 1995, other expenses include the aforementioned $200.0 million charge related to the limited partnership issue. The current year expenses reflect lower litigation-related costs.

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

The Company's total assets at September 30, 1996 were $52.8 billion compared to $45.7 billion at December 31, 1995, reflecting an increase primarily in securities purchased under agreements to resell. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and the issuance of long-term senior and subordinated debt.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has an unsecured senior revolving credit agreement to provide up to $1.2 billion, which expires in December 1996 with provisions for renewal through December 1997. The Company has given notice to renew this credit agreement. During the third quarter of 1996, certain of the Company's subsidiaries entered into new secured revolving credit agreements to provide up to an aggregate of $750.0 million, which expires in August 1997 with provisions for renewal through August 2000. At September 30, 1996, there were no outstanding borrowings under these credit facilities. Additionally, the Company had more than $4.5 billion in uncommitted lines of credit at September 30, 1996.

The Company maintains public shelf registration statements for the issuance of debt securities with the SEC. During the third quarter of 1996, the Company issued $59.5 million of Medium-Term Senior Notes under these registration statements. At September 30, 1996, the Company had $564.6 million in debt securities available for issuance. On October 11, 1996, the Company issued $150.0 million of 7 5/8% notes due 2008.

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy which provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base. At September 30, 1996, the Company's total capital base, which includes long-term borrowings, redeemable preferred stock and stockholders' equity, was $4.4 billion, an increase of $253.0 million from December 31, 1995. The additions to capital primarily reflect net increases in both long-term borrowings and stockholders' equity of $129.4 million and $122.9 million, respectively.

The increase in long-term borrowings primarily reflects the issuance of $100.0 million of 6 3/4% notes in January 1996. The increase in stockholders' equity is primarily the result of net income for the nine months ended September 30, 1996 of $272.9 million, the issuance of approximately 2,334,000 shares of common stock related to employee compensation programs for $23.4 million, and net amortization of restricted stock awards of $26.3 million. These increases were offset by the repurchase of approximately 6,898,000 shares of common stock for $143.7 million and dividends accrued of $55.3 million. At September 30, 1996, the remaining number of shares authorized to be repurchased under the Company's common stock repurchase program was approximately 7.8 million. In November 1996, the Company's Board of Directors increased the number of common shares authorized to be repurchased by 10 million shares, bringing the total amount of shares that can be repurchased under this plan to approximately 15 million.

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

At September 30, 1996, the Company had investments in merchant banking transactions which were affected by liquidity, reorganization or restructuring issues amounting to $54.7 million, net of reserves, compared to $85.5 million, net of reserves, at December 31, 1995. These investments have not had a material effect on the Company's results of operations. Included in the portfolio at September 30, 1996 was an investment of $27.6 million in a limited partnership which specializes in investments in corporate restructurings and special situations.

The Company's activities include underwriting and market-making transactions in high-yield securities. These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness and lower credit ratings and are, therefore, more vulnerable to general economic conditions. At September 30, 1996, the Company held $229.0 million of high-yield securities, with approximately 69% of such securities attributable to three issuers. The Company continually monitors its risk positions associated with high-yield securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in revenues. For the nine months ended September 30, 1996 and 1995, the Company recorded pre-tax trading revenues on transactions in high-yield securities of $7.5 million and $12.9 million, respectively.

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

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the Consolidated Statement of Financial Condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $54.7 billion and $43.0 billion at September 30, 1996 and December 31, 1995, respectively, which included $35.3 billion and $26.7 billion, respectively, related to "to be announced" mortgage securities requiring forward settlement.

For a more detailed discussion and disclosure on derivative financial instruments, see Note 8 "Financial Instruments with Off-Balance-Sheet Risk" and
Note 9 "Risk Management" in the Notes to Consolidated Financial Statements.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions in which compensatory damages of $158 million or more appear to be sought, and in which there have been material developments during the quarter, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $158 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $158 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, and intends to defend actively each such case. The following developments have occurred in the case below, which was previously reported in the Company's Annual Report on Form 10K for the year ended December 31, 1995 and in its Quarterly Report on Form 10Q for the quarter ended June 30, 1996.

Limited Partnership Class Actions

A final hearing on the proposed settlement, preliminarily approved by the United States District Court for the Southern District of New York on July 17, 1996, commenced on October 25, 1996, and is to continue in November 1996.

The purported class action filed in the Circuit Court of the State of Illinois for Cook County by two Pegasus limited partnership investors, entitled Jacobson
v. PaineWebber, Inc., has been dismissed. The Jacobsons, as class members in the New York Limited Partnership Actions, have objected to the proposed settlement. As noted above, the Court is currently conducting a hearing on the fairness of the proposed settlement.


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




                                                  Paine Webber Group Inc.
                                                       (Registrant)








Date:  November 13, 1996                          By: /s/ Regina A. Dolan
                                                  -----------------------
                                                  Regina A. Dolan
                                                  Vice President,
                                                  Chief Financial Officer