Form 10-K405
period 1996-12-31
PAINE WEBBER GROUP INC
filed 1997-03-31
CIK 75754

================================================================================


                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-K

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1996

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

                          ----------------------------

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

   Stock Index Return Securities on the S&P
      MidCap 400 Index due June 2, 2000            American Stock Exchange,Inc.
   8.30% Preferred Trust Securities*               New York Stock Exchange, Inc.

* Issued by PWG Capital Trust I. Fully and unconditionally guaranteed by Paine Webber Group Inc.

                           ---------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

                        --------------------------------

 The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1.87 billion as of March 19, 1997. (See Item 12.)

 On March 19, 1997, the Registrant had outstanding 91,654,629 shares of common stock of $1 par value, which is Registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
 Parts I, II and IV incorporate information by reference from the Registrant's 1996 Annual Report to Stockholders. Part I and Part III incorporate information by reference from the Registrant's definitive proxy statement for the annual meeting to be held on May 1, 1997.
================================================================================

PART I


ITEM 1. BUSINESS
Paine Webber Group Inc. ("PWG") is a holding Company which, together with its operating subsidiaries (collectively, the "Company"), forms one of the largest full-service securities and commodities firms in the industry. Founded in 1879, the Company employs approximately 15,870 people in 298 offices worldwide. In addition to the detailed information set forth below, incorporated herein by reference is the general business description information on the Company, under the caption "Management's Discussion and Analysis" on page 25 in the 1996 Annual Report to Stockholders.

The Company's business activities are highly integrated and constitute a single industry segment. Financial information for the years ended December 31, 1996, 1995 and 1994, including the amount of total revenue contributed by class of similar products or services contributing 10% or more of consolidated revenue and information on geographic data, is set forth in the Consolidated Financial Statements and the Notes thereto, and the "Five Year Financial Summary," in the 1996 Annual Report to Stockholders incorporated herein by reference.

BROKERAGE TRANSACTIONS

A portion of the Company's revenues are generated from commissions or fees earned as a broker for individual and institutional clients in the purchase and sale of securities (listed and over-the-counter securities), mutual funds, insurance products, options, fixed income instruments, commodities and financial futures. The Company also earns commissions or fees for services provided in the areas of employee benefits, managed accounts and personal trusts.

Securities transactions The Company holds memberships in all major securities exchanges in the United States in order to provide services to its brokerage clients in the purchase and sale of listed securities. A major portion of the Company's revenues is derived from commissions from individual and institutional clients on brokerage transactions in listed securities and in over-the-counter ("OTC") markets. The largest portion of the Company's commission revenue (59%) is derived from brokerage transactions in listed securities and options. The Company also acts as broker for investors in the purchase and sale of U.S. government and municipal securities. The Company has established commission rates for brokerage transactions which vary with the size and complexity of the transaction and with the activity level of the client's account.

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

Managed accounts The Company acts in a consulting capacity to both individuals and institutions in the selection of professional money managers. Services provided in this consulting capacity may include client profiling, asset allocation, manager selection and performance measurement. Money managers recommended may be either affiliated with the Company or nonaffiliated managers. Compensation for services is in the form of commissions or established fees.

Options The Company's options related services include the purchase and sale of options on behalf of clients, and the delivery and receipt of the underlying securities upon exercise of the options. In addition, the Company utilizes its securities research capabilities in the formulation of options strategies and recommendations for its clients.

Commodities and financial futures The Company provides transaction services for clients in the purchase and sale of futures contracts, including metals, currencies, interest rates, stock indexes, agricultural products, in addition to managed futures and commodity funds. Transactions in futures contracts are on margin and are subject to individual exchange regulations. The risk to the Company's clients in futures transactions, and the resulting credit risk to the Company, is greater than the risk in cash securities transactions, principally due to the low initial margin requirements relative to the nominal value of the actual futures contract. Additionally, commodities exchange regulations governing daily price movements can have the effect of precluding clients from taking actions to mitigate adverse market conditions. These factors may increase the Company's risk of loss on collections of amounts due from clients. However, net worth requirements and other credit standards for customer accounts are utilized to limit this exposure.

Employee benefit plans PW Trust Company, a wholly owned subsidiary of PWG, acts as trustee, custodian or investment manager of retirement assets for approximately 1,200 corporate retirement plans.

Personal trust services The Company offers its clients a full range of domestic and international personal trust services, including self trustee and corporate trustee options. Investment options include managed money, mutual funds and annuities. The Company serves its international clients through a trust company located in Guernsey, Channel Islands, and may serve its domestic clients through third party trustees.

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

The Company makes markets, buying and selling as principal, in common stocks, convertible preferred stocks, warrants and other securities traded on the Nasdaq National Market or in other OTC markets. The unlisted equity securities in which the Company makes markets are principally those in which there is substantial continuing client interest and include securities which the Company has underwritten.

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

Derivative financial instruments are subject to varying degrees of market and credit risk. The Company has developed a control environment, encompassing both its derivative-based and other businesses, that involves the interaction of a number of risk management and control groups. See "Management's Discussion and Analysis - Risk Management" on page 31 in the 1996 Annual Report to Stockholders for a discussion of these groups and their functions.

The extent to which derivative financial instruments pose credit risk is determined by the market in which they are exchanged, provisions of the agreements regarding termination, collateral and counterparty creditworthiness. Credit risks are minimized for instruments traded on exchanges. The various futures markets are highly regulated and impose strict margin and other financial requirements on the Company and its clients. Transactions in futures and certain option contracts are conducted through regulated exchanges which clear and guarantee performance of counterparties. However, in the event that members of clearinghouses default on material obligations to such clearinghouses, the Company may have financial exposure. The Company is also subject to credit risk on derivatives not traded on formal exchanges, principally forward agreements and OTC options. These risks are controlled by the use of standard documentation whenever possible providing for early termination and collateral calls, and by entering into master netting agreements when feasible. The Company's risk of credit loss is mitigated further by adherence to formal credit control procedures which include approved customer and counterparty credit limits, periodic monitoring of customer and counterparty creditworthiness, and continuous assessment of credit exposure by comparing market value to contract value. Potential credit exposure on equity derivatives is also measured by simulating increases or decreases in each contract's underlying index. The Credit Department independently evaluates call and termination situations and makes recommendations to management. See also "Notes to Consolidated Financial Statements - Note 10: Financial Instruments with Off-Balance-Sheet Risk and Note 11: Risk Management", beginning on page 44 and page 47, respectively, in the 1996 Annual Report to Stockholders.

As a principal trader, the Company is exposed to market risk in the event of unfavorable changes in interest rates, volatility, foreign currency exchange rates or the market values of the securities underlying the instruments. The Company monitors its exposure to market risk through a variety of control procedures including market risk modeling, review of trading positions and hedging strategies, and monitoring adherence to established limits by an independent risk management group. Market risk monitoring is based on estimating loss exposure through stress testing. These results are compared to established limits, and exceptions are subject to review and approval by senior management.

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

The Company is an industry leader in the management of tax-exempt bond offerings. Through its Municipal Securities Group, the Company provides financial advice to, and raises capital for, issuers of municipal securities to finance the construction and maintenance of a broad range of public-related facilities, including healthcare, housing, education, public power, water and sewer, airports, highways and other public finance infrastructure needs. The group also provides a secondary market for these securities.

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

The Company, through certain subsidiaries, may participate from time to time as an equity investor or provide financing commitments or other extensions of credit associated with merchant banking and other principal investments.

ASSET MANAGEMENT

The Asset Management group is comprised of Mitchell Hutchins Asset Management Inc. ("MHAM"), including Mitchell Hutchins Investment Advisory division, Mitchell Hutchins Institutional Investors Inc. and Financial Counselors Inc. The Asset Management group provides investment advisory and portfolio management services to mutual funds, institutions, pension funds, endowment funds, individuals and trusts. Mutual funds, for which MHAM serves as an investment advisor, include both taxable and tax-exempt funds and front-load, reverse-load, and level-load funds. At December 31, 1996, total assets under management were $44.8 billion.

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

INTERNATIONAL

Portions of the Company's core business activities are conducted through PaineWebber International Inc. and its subsidiaries (collectively, the "foreign subsidiaries") which also function as introducing broker-dealers to PWI for U.S. market products and are members of various international exchanges. The foreign subsidiaries are also active in the sales, trading and underwriting of U.S. dollar denominated and non-U.S. dollar denominated Eurobonds.

RESEARCH

Research provides investment advice to institutional and individual clients and guidance for investment strategies. More than 770 companies in 53 industries are covered by the division's analysts. In addition to fundamental company and industry research, the Company offers research products and services in the following areas: asset allocation, economics, fixed income and high-yield issues, convertible and closed-end bond funds, country funds and derivatives.

OTHER ACTIVITIES

The Commercial Real Estate group provides a full range of capital markets services to its real estate clients, including underwriting of debt and equity securities, principal lending activity, equity and partnership investments, debt restructuring, property sales and bulk sales services, and other advisory services.

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

Correspondent Services Corporation ("CSC"), a registered broker-dealer, provides execution and clearing services of securities to approximately 115 broker-dealers on a fully disclosed and omnibus basis. CSC also provides margin loans to the clients of its correspondent brokers.

PaineWebber Life Insurance Company ("PW Life") issues variable annuities which are sold by PWI as agent. PW Life also assumes reinsurance of variable annuities issued by other insurance companies.

REGULATION

The securities and commodities industry is one of the nation's most extensively regulated industries. The Securities and Exchange Commission ("SEC") is responsible for carrying out the federal securities laws and serves as a supervisory body over all national securities exchanges and associations, while the Commodity Futures Trading Commission ("CFTC") provides this function over all national commodities and futures exchanges and associations. The regulation of broker-dealers has to a large extent been delegated, by the federal securities laws, to self-regulatory organizations ("SROs"). These SROs include all the national securities and commodities exchanges, the National Association of Securities Dealers and the Municipal Securities Rulemaking Board. Subject to approval by the SEC and the CFTC, these SROs adopt rules that govern the industry and conduct periodic examinations of the operations of certain subsidiaries of the Company. The New York Stock Exchange ("NYSE") has been designated by the SEC as the primary regulator of certain of the Company's subsidiaries including PWI. In addition, certain of these subsidiaries are subject to regulation of the laws of the 50 states, the District of Columbia, Puerto Rico and certain foreign countries in which they are registered to conduct securities, banking, insurance or commodities business.

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

Pursuant to SEC and CFTC regulations, registered broker-dealers and futures commission merchants ("FCMs") must maintain, preserve and report certain information concerning the organizational structure, risk management policies and financial condition of any affiliate of the Company whose activities are reasonably likely to have a material impact on the financial and operational condition of the Company. Securities broker-dealers and FCMs are also required to file with the SEC and CFTC, specified information on a quarterly and annual basis.

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

ITEM 2.  PROPERTIES

The principal executive offices of the Company are located at 1285 Avenue of the Americas, New York, New York under leases expiring through December 31, 2015. The Company is currently leasing approximately 622,000 square feet at 1285 Avenue of the Americas comprising the offices of its investment banking, asset management, institutional sales and trading, and corporate headquarters staff, as well as two branch offices for retail investment executives.

The Company leases approximately 950,000 square feet of space at Lincoln Harbor in Weehawken, New Jersey under leases expiring December 31, 2013. The Lincoln Harbor facility houses the Private Client Group headquarters, systems, operations, administrative services, and finance and training divisions.

At December 31, 1996, the Company maintained 298 offices worldwide under leases expiring between 1997 and 2015. In addition, the Company leases various furniture and equipment.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions, in which compensatory damages of $163 million or more appear to be sought, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $163 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $163 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, including those described below, and intends to defend actively each such case.

IN RE NASDAQ MARKET-MAKER ANTITRUST LITIGATIONS

In July 1994, PaineWebber Incorporated ("PaineWebber"), together with numerous unrelated firms, were named as defendants in a series of purported class action complaints that have since been consolidated for pre-trial purposes in the United States District Court for the Southern District of New York under the caption In Re NASDAQ Market-Maker Antitrust and Securities Litigation, MDL Docket No. 1023. The refiled consolidated complaint in these actions alleges that the defendant firms engaged in activities as market makers on the NASDAQ over-the-counter market that violated the federal antitrust laws. The plaintiffs seek declaratory and injunctive relief, damages in an amount to be determined and subject to trebling and additional relief. On December 18, 1995, PaineWebber filed its answer to plaintiffs' refiled consolidated complaint. The parties are presently engaged in pre-trial discovery. On November 26, 1996, the Court conditionally certified a class of retail investors who bought or sold certain NASDAQ securities through defendants (and in limited cases through non-defendants) during certain periods of time. Plaintiffs' motion for certification of a class of institutional investors is pending.

PaineWebber and two other broker-dealers were named as defendants in litigation brought in November 1994 and subsequently styled In Re Merrill Lynch et al., Securities Litigation, Civ. No. 94-5343 (DRD). The amended complaint, filed in March 1995, alleged that defendants violated federal securities laws in connection with the execution of orders to buy and sell NASDAQ securities. On December 13, 1995, the District Court granted defendants' motion for summary judgment. On January 19, 1996, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. The appeal was heard on October 24, 1996, and the Court has not yet ruled on this appeal.

On July 16, 1996, PaineWebber Incorporated entered into a Stipulation and Order resolving a civil complaint filed by the United States Department of Justice, alleging that it and other NASDAQ market makers violated Section 1 of the Sherman Act in connection with certain market making practices. In entering into the Stipulation and Order, without admitting the allegations, the parties agreed that the defendants would not engage in certain types of market making activities and the defendants undertook specified steps to assure compliance with their agreement. The Stipulation and Order is subject to approval by the United States District Court for the Southern District of New York following a public hearing, and if that Court approves the Stipulation and Order, the complaint will be dismissed with prejudice.

LIMITED PARTNERSHIP PROCEEDINGS

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

In addition, PaineWebber and several of its present or former officers were sued in two other purported class actions (the "Geodyne Limited Partnership Actions") filed in the state court in Harris County, Texas. Those cases, Nedick v. Geodyne Resources, Inc. et al. and Wolff v. Geodyne Resources, Inc. et al., are similar to the other Limited Partnership Actions except that the plaintiffs purport to sue only on behalf of those investors who bought interests in the Geodyne Energy Partnerships, which were a series of oil and gas partnerships that PaineWebber sold over several years. The plaintiffs in Geodyne Limited Partnership Actions allege that PaineWebber committed fraud and misrepresentation, breached its fiduciary obligations to its investors and brokerage customers, and breached certain contractual obligations. The complaints seek unspecified damages, including reimbursement of all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the Geodyne partnerships. PaineWebber has filed an answer denying the allegations in plaintiffs' complaints.

On January 18, 1996, PaineWebber signed and filed with the federal court a memorandum of understanding with the plaintiffs in both the Federal Court Limited Partnership Actions and the Geodyne Limited Partnership Actions outlining the terms under which the parties have agreed to settle these actions. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the Federal Court and Geodyne Limited Partnership Actions in accordance with the definitive settlement agreement and plan of allocation which the parties subsequently submitted to the court for its consideration and approval. The court held hearings on the fairness of the settlement in October and November 1996. On March 20, 1997, the court issued an order approving the settlement.

In addition, three actions were filed against the Company in the District Court for Brazoria County, Texas, two captioned Mallia v.PaineWebber, Inc. ("Mallia I" and "Mallia II") and one captioned Billy Hamilton v. PaineWebber ("Hamilton"), relating to the Company's sale and sponsorship of various limited partnership investments. Mallia I was originally filed as a class action, but was later amended to assert claims only on behalf of the named plaintiffs. The complaints in Mallia I, Mallia II, and Hamilton, collectively, make allegations on behalf of approximately 65 named plaintiffs that are substantially similar to those in the Federal Court Limited Partnership Actions except that the plaintiffs purport to bring only state law claims, principally for common law fraud, negligent misrepresentation, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act, on behalf of those investors who bought interests in Pegasus aircraft leasing partnerships and in unspecified other limited partnerships and investments. The plaintiffs seek unspecified damages. All three actions have been removed to federal court and the two Mallia actions have been transferred to the United States District Court for the Southern District of New York. The Hamilton action has been dismissed with the consent of the parties on the grounds that it is duplicative of the two Mallia actions now before the federal court in New York.

In April 1995, two investors in the Pegasus limited partnership filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Jacobson v. PaineWebber, Inc., making allegations substantially similar to those alleged in the Federal Court Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The complaint sought unspecified damages. The plaintiffs in the Jacobson case simultaneously remained as participants in the Federal Court Limited Partnership Actions, and subsequently dismissed the Illinois action but objected to the proposed settlement of the Federal Court Limited Partnership Actions. As noted above, on March 20, 1997, the court approved the fairness of the settlement.

On January 18, 1996, the Securities and Exchange Commission commenced, and PaineWebber Incorporated simultaneously settled, civil and administrative proceedings relating to the firm's sale of public proprietary limited partnerships in the 1980s and early 1990s. Without admitting or denying the SEC's allegations or findings, the firm agreed to the entry of an administrative cease and desist order, created a capped $40 million fund, paid a $5 million civil penalty, and committed to pay $7.5 million of additional investor claims relating to the limited partnerships. As part of the settlement, PaineWebber Incorporated represented that it had previously paid approximately $120 million to resolve investor claims over a period of several years prior to the SEC settlement. Additionally, pursuant to the order an independent consultant has reviewed the firm's policies and procedures concerning retail brokerage operations and the dissemination of sales and marketing materials, and has made certain recommendations which the firm is implementing. On the same date, PaineWebber Incorporated also announced an agreement to settle with the various state securities regulators pursuant to which PaineWebber Incorporated has made payments in excess of $4.5 million.

SHORT-TERM U.S. GOVERNMENT INCOME FUND PROCEEDING

The United States Securities and Exchange Commission has informed Mitchell Hutchins Asset Management Inc. ("MHAM") that it has authorized the institution of an administrative proceeding against MHAM alleging violations of various provisions of Federal securities laws in connection with the sale of the Paine Webber Short-Term U.S. Government Income Fund in 1993 and 1994. MHAM is engaged in settlement discussions with the SEC to resolve this matter. It expects that any settlement of this matter will not have a material impact on MHAM's operations or financial results.

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

On April 4, 1995, the United States Court of Appeals for the Third Circuit entered an order vacating its order of November 8, 1994, and granted plaintiffs' application for rehearing and remanded the case to the District Court for reconsideration. Following the remand by the Third Circuit Court of Appeals, on August 24, 1995, the District Court entered an order dismissing the action as to all defendants. On February 20, 1996, plaintiffs filed a notice of appeal from the District Court's order dismissing the action. On September 16, 1996, the Third Circuit Court of Appeals heard arguments on plaintiffs' appeal. The court has not yet ruled on the appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Incorporated herein by reference is the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 1, 1997 ("Proxy Statement") to be filed with the SEC not later than 120 days after the end of the fiscal year.

Set forth below, in addition to information contained in the Proxy Statement, is certain information concerning the executive officers of PWG who do not also serve as directors of PWG:

Steven P. Baum, 44, is Executive Vice President and Director of the Global Fixed Income and Commercial Real Estate group of PWI, a position he has held since November 1995. From January 1995 to October 1995, he served as Director of the Commercial Real Estate group and co-director of the Global Fixed Income group. Prior to joining the Company in January 1995, Mr. Baum was with Kidder, Peabody & Co. from 1985 to 1994 where he served in various capacities in the Fixed Income group including co-head of the Fixed Income Department from July 1994 to January 1995 and head of the Commercial Real Estate group from 1991 to July 1994.

Regina Dolan, 42, is Vice President and Chief Financial Officer of PWG, a position she has held since February 3, 1994. Prior thereto, she was the principal financial and accounting officer of PWG from October 1992 to February 3, 1994. Ms. Dolan is also Executive Vice President and has been Chief Financial Officer of PWI since February 3, 1994. From October 1992 to February 3, 1994, she was Director of Finance and Controls of PWI. Prior to joining the Company, Ms. Dolan was with Ernst & Young LLP from September 1975 to September 1992, where she rose to the position of Partner and served as Director of the firm's Securities Industry Practice.

Theodore A. Levine, 52, is General Counsel, Vice President and Secretary of PWG, and is an Executive Vice President of PWI, positions he has held since June 15, 1993. Prior to joining the Company, Mr. Levine was a partner at the Washington D.C.- based law firm of Wilmer, Cutler and Pickering from February 1984 to June 1993. He was with the Securities and Exchange Commission from 1969 to 1984 where he rose to the position of Associate Director in the Division of Enforcement.

Mark B. Sutton, 42, is Executive Vice President and Director of the Private Client Group of PWI, a position he has held since January 1995. Prior to rejoining the Company in 1995, Mr. Sutton was with Kidder, Peabody & Co. from July 1992 to December 1994. He served as Managing Director and Chief Operating Officer of its brokerage unit until July of 1994 when he became the Chief Executive Officer of Kidder, Peabody's Investment Services Division. Mr. Sutton's original tenure with PaineWebber was from 1978 to 1992 where he served in various capacities including Director of Transaction Services and Managing Director of MHAM.

Executive Officers are elected annually to serve until their successors are elected and qualify or until they sooner die, retire, resign or are removed.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The information set forth under the captions "Market for Common Stock" and "Common Stock Dividend History" in the 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption "Financial Highlights" in the 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" beginning on page 25 in the 1996 Annual Report to Stockholders is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information related to certain transactions with directors of the Registrant is set forth under the captions "Certain Arrangements with Directors" and "Certain Transactions and Arrangements" in the Proxy Statement and is incorporated herein by reference.
                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this Report:

     (1)  Financial Statements
          The financial statements required to be filed hereunder are listed on page F-1 hereof.

     (2)  Financial Statement Schedules
          The financial statement schedules required to be filed hereunder are listed on page F-1 hereof.

     (3)  Exhibits
          Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1933 or to reports or registration statements filed by the Registrant under the Securities Exchange Act of 1934, respectively, and are incorporated herein by reference to such reports.

      1     -  Distribution Agreement dated November 30, 1993 between Registrant and PWI (incorporated by reference to Exhibit 1.2 of Registrant's
               Registration Statement No. 33-52695 filed with the SEC on October
               16, 1995).

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

      4.1 - Form of Debt Securities (8-7/8% Notes due 2005) (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K for the year ended December 31, 1995).

      4.2 - Form of Debt Securities (8-1/4% Notes due 2002) (incorporated by reference to Exhibit 4.2 of Registrant's Form 10-K for the year ended December 31, 1995).

      4.3 - Form of Debt Securities (6-3/4% Notes due 2006) (incorporated by reference to Exhibit 4.3 of Registrant's Form 10-K for the year ended December 31, 1995).

      4.4 - Form of Debt Securities (6-1/4% Notes due 1998) (incorporated by reference to Exhibit 4.4 of Registrant's Form 10-K for the year ended December 31, 1995).

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

       4.10 - Supplemental Indenture dated as of November 30, 1993 between Registrant and Chase Manhattan Bank Delaware (formerly known as Chemical Bank (Delaware)), as Trustee, relating to the Subordinated Debt Securities (incorporated by reference to
               Exhibit 4.2g of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.11 - Indenture dated as of March 15, 1988 between Registrant and Chase Manhattan Bank Delaware (formerly known as Chemical Bank (Delaware)), as Trustee, relating to Registrant's Subordinated Debt Securities (incorporated by reference to Exhibit 4.2d of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.12 - Supplemental Indenture dated as of September 22, 1989, to the Indenture dated as of March 15, 1988, between Registrant and Chase Manhattan Bank Delaware (formerly known as Chemical Bank (Delaware)), as Trustee, relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.2e of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.13 - Supplemental Indenture dated as of March 22, 1991 between Registrant and Chase Manhattan Bank Delaware (formerly known as Chemical Bank (Delaware)), as Trustee, relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.2f of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October l6, 1995).

       4.14 - Indenture dated as of March 15, 1988 between Registrant and The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, relating to Registrant's Senior Debt Securities, (incorporated by reference to Exhibit 4.2a of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.15 - Supplemental Indenture dated as of September 22, 1989, to the Indenture dated as of March 15, 1988 between Registrant and The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, relating to Senior Debt Securities (incorporated by reference to Exhibit 4.2b of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.16 - Supplemental Indenture dated as of March 22, 1991 between Registrant and The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, relating to Senior Debt Securities (incorporated by reference to Exhibit 4.2c of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.17 - Form of Debt Securities (9-1/4% Notes Due 2001) (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K for the year ended December 31, 1991).

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

       4.22 - Proposed Form of Debt Securities (Medium-Term Senior Note, Series C, Fixed Rate) (incorporated by reference to Exhibit 4.1a to Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.23 - Proposed Form of Debt Securities (Medium-Term Subordinated Note, Series D, Fixed Rate) (incorporated by reference to Exhibit 4.1b to Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

 .      4.24 -  Proposed Form of Debt Securities (Medium-Term Subordinated Note,
               Series C, Floating Rate) (incorporated by reference to Exhibit 4.1c to Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.25 - Proposed Form of Debt Securities (Medium-Term Subordinated Note, Series D, Floating Rate) (incorporated by reference to Exhibit 4.1d to Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.26 - Proposed Form of Debt Securities (Senior Note, Fixed Rate) (incorporated by reference to Exhibit 4.1c to Registrant's Registration Statement No. 33-58124 on Form S-3 filed with the SEC on February 10, 1993).

       4.27 - Proposed Form of Debt Securities (Subordinated Note, Fixed Rate) (incorporated by reference to Exhibit 4.1f to Registrant's Registration Statement No. 33-58124 on Form S-3 filed with the SEC on February 10, 1993).

       4.28 - Form of Junior Subordinated Debt Indenture dated November 1996 between the Registrant and The Chase Manhattan Bank as Trustee (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

       4.29 - Certificate of Trust of PWG Capital Trust I (incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22,
               1996).

       4.30 - Form of Amended and Restated Declaration of Trust for PWG Capital Trust I (incorporated by reference to Exhibit 4.11 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

       4.31 - Form of Preferred Security relating to Preferred Trust Securities of PWG Capital Trust I (incorporated by reference to Exhibit 4.12 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

       4.32 - Form of Supplemental Indenture to be used in connection with issuance of Junior Subordinated Debt Securities (incorporated by reference to Exhibit 4.13 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22,
               1996).

       4.33 - Form of Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.14 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22,
               1996).

       4.34 - Form of Guarantee with respect to Preferred Securities relating to Preferred Trust Securities of PWG Capital Trust I (incorporated by reference to Exhibit 4.15 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

               The credit agreements listed below have not been registered under the Securities Act of 1933 or the Securities Exchange Act of 1934, nor does the indebtedness that they represent exceed, in the aggregate, 10% of the total assets of Registrant and its subsidiaries on a consolidated basis. Consequently, these instruments have not been filed as an exhibit with this report, but copies will be furnished to the SEC upon request.

               Credit Agreement dated as of December 20, 1994 among Registrant, the Initial Lenders named therein, and The Bank of New York and Citibank, N.A., as Co-Administrative Agents, relating to the $1.2 billion credit facility.

               Credit Agreement dated as of August 30, 1996 among, PWI, the Initial Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent, relating to the $750 million secured credit facility.

               Credit Agreement dated as of August 30, 1996 among, Paine Webber Real Estate Securities Inc., the Initial Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent, relating to the $750 million secured credit facility.

               Credit Agreement dated as of August 30, 1996 among, Paine Webber International (U.K.) Ltd., the Initial Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent, relating to the $750 million secured credit facility.

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

        10.5*- Amendment to the Registrant's Senior Officer Deferred
               Compensation Plan dated as of August 15, 1996.

        10.6*- Amendment to the Registrant's Senior Officer Deferred
               Compensation Plan dated as of September 1, 1996.

        10.7*- Omnibus Amendment to Grantor Trust Agreement under Registrant's
               Senior Officer Deferred Compensation Plan dated as of August 9, 1996.

        10.8*- Omnibus Amendment to Grantor Trust Agreement under Registrant's
               Senior Officer Deferred Compensation Plan dated as of August 15, 1996.

        10.9 - Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Donald B. Marron (incorporated by reference to Exhibit 10.5 of Registrant's Form 10-K for the year ended December 31, 1994).

        10.10- Registrant's 1994 Senior Officer Deferred Compensation Plan
               Grantor Trust Agreement on behalf of Joseph J. Grano (incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended December 31, 1994).

-------------------
* Filed herewith

        10.11- Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Regina A. Dolan (incorporated by reference to Exhibit 10.8 of Registrant's Form 10-K for the year ended December 31, 1994).

        10.12*- Registrant's 1994 Senior Officer Deferred Compensation Plan
                Grantor Trust Agreement on behalf of Steven Baum.

        10.13*- Registrant's 1994 Senior Officer Deferred Compensation Plan
                Grantor Trust Agreement on behalf of Mark Sutton.

        10.14- Lease dated December 7, 1994 between IBM Credit Corporation and PWI (IBM 9032-003, 9076-303 and 9672-E02) (incorporated by reference to Exhibit 10.9 of Registrant's Form 10-K for the year ended December 31, 1994).

        10.15- Lease dated November 23, 1994 between AT&T Capital Corporation and PWI (IBM 9021-962)(incorporated by reference to Exhibit
                10.10 of Registrant's Form 10-K for the year ended December 31,
                1994).

        10.16 - Asset Purchase Agreement dated as of October 17, 1994 between Paine Webber Group Inc., General Electric Company and Kidder, Peabody Group Inc. relating to the purchase of certain assets and businesses of Kidder, Peabody Group Inc. and its subsidiaries (incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994).

        10.17 - Supplemental Agreement dated as of December 9, 1994 among the Registrant, General Electric Company and Kidder, Peabody Group Inc. (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K dated December 27, 1994).

        10.18 - Second Supplemental Agreement dated as of December 16, 1994 among the Registrant, General Electric Company and Kidder, Peabody Group Inc. (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K dated December 27,
                1994).

        10.19 - Third Supplemental Agreement dated as of January 27, 1995 among the Registrant, General Electric Company and Kidder, Peabody Group Inc. (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K/A dated February 24, 1995 which amended Registrant's Form 8-K dated December 27, 1994).

        10.20 - Fourth Supplemental Agreement dated as of February 10, 1995 among the Registrant, General Electric Company and Kidder, Peabody Group Inc. (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K/A dated February 24, 1995 which amended Registrant's Form 8-K dated December 27, 1994).

        10.21- Registrant's 1994 Stock Award Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 33-55457 on Form S-8 filed with the SEC on September 13, 1994).

        10.22 - Registrant's 1994 Executive Stock Award Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 33-55451 on Form S-8 filed with the SEC on September 13,
                1994).

        10.23 - Registrant's 1994 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 33-53489 on Form S-8 filed with the SEC on May 5, 1994).

        10.24 - Limited Partnership Agreement of PW Partners 1992 Dedicated
                L.P. dated as of September 2, 1992 (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K for the year ended December 31, 1993).

 -------------------
 * Filed herewith

        10.25- Employment agreement dated as of May 4, 1993 between Registrant,
               PWI and Theodore A. Levine (incorporated by reference to Exhibit
               10.2 of Registrant's Form 10-K for the year ended December 31,
               1993).

        10.26- Letter dated as of October 27, 1995 amending certain provisions of the Employment Agreement between Registrant, PWI and Theodore
               A. Levine (incorporated by reference to Exhibit 10.20 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.27- Second Restated and Amended Agreement of Lease, dated as of May
               1, 1996, between 1285 Associates Limited Partnership and Paine Webber Incorporated relating to property located at 1285 Avenue of the Americas, New York, New York (incorporated by reference to
               Exhibit 10.1 of Registrant's Form 10-Q for the quarter ended March 31, 1996).

        10.28- Guarantee dated as of May 1, 1996 between Registrant and 1285
               Associates Limited Partnership relating to the lease of property located at 1285 Avenue of the Americas, New York, New York.(incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q for the quarter ended March 31, 1996).

        10.29- Amended and Restated Investment Agreement dated as of November 5,
               1992 by and between Registrant and The Yasuda Mutual Life Insurance Company ("Yasuda") relating to the repurchase by Registrant of 1,685,394 shares of Registrant's 7% Cumulative Convertible Exchangeable Voting Preferred Stock, Series A ("7% Preferred Shares") and the replacement of the remaining 3,370,786 7% Preferred Shares for 7,758,632 shares of Registrant's Cumulative Participating Convertible Voting Preferred Stock, Series A (incorporated by reference to Exhibit 10 of Registrant's Form 10-Q for the quarter ended September 30, 1992).

        10.30- Employment Agreement dated as of January 2, 1987 between
               Registrant, PWI and Donald B. Marron (incorporated by reference to Exhibit 10.23 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.31- Employment Agreement dated as of January 2, 1987 between
               Registrant, PWI and John A. Bult (incorporated by reference to
               Exhibit 10.24 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.32*-Employment Agreement dated as of April 29, 1996 between
               Registrant, PWI and Joseph J. Grano, Jr.

        10.33- Registrant's Supplemental Employee's Retirement Plan For Certain
               Senior Officers, as amended, dated January 1, 1990 (incorporated by reference to Exhibit 10.25 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.34- Deferred Compensation Agreement dated as of August 29, 1988 between Registrant and Donald B. Marron relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.26 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.35- Deferred Compensation Agreement dated as of August 29, 1988 between Registrant and John A. Bult relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit
               10.27 of Registrant's Form 10-K for the year ended December 31,
               1995).

        10.36*-Agreement and Declaration of Trust for Supplemental Employees
               Retirement Plan dated as of January 1, 1990 between Registrant and Chase Manhattan Bank, N.A. as Trustee.

----------------
* Filed herewith

        10.37- Registrant's 1983 Stock Option Plan (incorporated by reference to
               Exhibit 4 of Registrant's Registration Statement No. 2-81554 on Form S-8 filed with the SEC on January 28, 1983).

        10.38- Registrant's 1984 Stock Award Plan (incorporated by reference to
               Exhibit 4(a) of Registrant's Registration Statement No. 2-92770 on Form S-8 filed with the SEC on August 15, 1984).

        10.39- Registrant's Stock Award Plan (incorporated by reference to
               Exhibit 4 of Registrant's Registration Statement No. 33-22265 on Form S-8 filed with the SEC on June 1, 1988).

        10.40- Registrant's 1986 Stock Award Plan (incorporated by reference to
               Registrant's Registration Statement No. 33-2959 on Form S-8 filed with the SEC on February 4, 1986).

        10.41- Registrant's 1990 Stock Award and Option Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 33-40489 on Form S-8 filed with the SEC on May 13, 1991).

        10.42- Registrant's Savings Investment Plan (incorporated by reference to Exhibit 4.1 to Registrant's Post-Effective Amendment No. 1 on Form S-8, No. 33-20240, filed with the SEC on October 31, 1990).

        10.43*-Master Agreement between PWI and Quotron Systems Inc. dated
               February 11, 1991.

        10.44 -Third-Party Master Lease Agreement between PWI and AT&T Systems Leasing Corporation dated as of October 21, 1991 (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31, 1991).

        10.45 -Lease Agreement dated as of April 14, 1986, between PWI (as Tenant) and Hartz-PW Limited Partnership (as Landlord) relating to the Lincoln Harbor Project (Operations Center) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.37 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.46 -Lease Agreement dated as of April 14, 1986, between PWI (as Tenant) and Hartz-PW Limited Partnership (as Landlord) relating to the Lincoln Harbor Project (Data Processing Center) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.38 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.47 -Lease Agreement dated as of April 14, 1986, between PWI (as Tenant) and Hartz-PW Tower B Limited Partnership, as successor in interest to Hartz-PW Hotel Limited Partnership relating to the Lincoln Harbor Project (Tower B/Office Building) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.39 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.48 -Agreement of Limited Partnership of Hartz-PW Limited Partnership dated April 14, 1986 relating to the Lincoln Harbor Project (Operation Center and Data Processing Center) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.40 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.49 -Agreement of Limited Partnership of Hartz-Tower B Limited Partnership dated April 14, 1986, as amended, relating to the Lincoln Harbor Project (Tower B/Office Building) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.41 of Registrant's Form 10-K for the year ended December 31, 1995).

 ----------------
* Filed herewith

       10.50 - Ground lease between Hartz Mountain Industries and Hartz-PW Limited Partnership dated April 14, 1986 relating to the Operations Center at the Lincoln Harbor Project in Weehawken, New Jersey (incorporated by reference to Exhibit 10.42 of Registrant's Form 10-K for the year ended December 31, 1995).

       10.51*- Directors and Officers Liability and Corporation
               Reimbursement insurance policy with Fiduciary Liability Rider with National Union Fire Insurance Company.

       10.52 - Letter Agreement dated as of March 9, 1993 between Registrant and The Yasuda Mutual Life Insurance Company (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31, 1992).

       10.53 - Form of License Agreement between Standard and Poor's Corporation and Registrant (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K dated June 1, 1993).

       10.54 - Limited Partnership Agreement of PW Partners 1995 L.P. dated as of October 31, 1995 (incorporated by reference to Exhibit 10.47 of Registrant's Form 10-K for the year ended December 31, 1995).

       10.55*- Registrant's 1994 Senior Officer Deferred Compensation Plant
               Grantor Agreement on behalf of Theodore A. Levine

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

        o Employment Agreement dated as of January 2, 1987 between Registrant, PWI and Donald B. Marron (incorporated by reference to Exhibit 10.23 of Registrant's Form 10-K for the year ended December 31, 1995).

        o* Employment Agreement dated as of April 29, 1996 between Registrant, PWI and Joseph J. Grano Jr.

        o Employment Agreement dated as of January 2, 1987 between Registrant, PWI and John A. Bult (incorporated by reference to
                Exhibit 10.24 of Registrant's Form 10-K for the year ended December 31, 1995).

        o Employment Agreement dated as of May 4, 1993 between Registrant, PWI and Theodore A. Levine (incorporated by reference to Exhibit
                10.2 of Registrant's Form 10-K for the year ended December 31,
                1993).

        o Letter dated as of October 27, 1995 amending the Employment Agreement between Registrant, PWI and Theodore A. Levine (incorporated by reference to Exhibit 10.20 of Registrant's Form 10-K for the year ended December 31, 1995).

        o Registrant's Supplemental Employee's Retirement Plan for Certain Senior Officers dated August 4, 1988 (incorporated by reference to Exhibit 10.25 of Registrant's Form 10-K for the year ended December 31, 1995).

        o Deferred Compensation Agreement dated as of August 29, 1988 between Registrant and Donald B. Marron relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.26 of Registrant's Form 10-K for the year ended December 31, 1995).

        o       Deferred Compensation Agreement
                dated as of August 29, 1988 between Registrant and John A. Bult relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.27 of Registrant's Form 10-K for the year ended December 31, 1995).

        o Agreement and Declaration of Trust for Supplemental Employees Retirement Plan dated as of January 1, 1990 between Registrant and Chase Manhattan Bank, N.A. as Trustee (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31, 1990).

-------------------
* Filed herewith

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

        o Limited Partnership Agreement of PW Partners 1992 Dedicated L.P. dated as of September 2, 1992 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 1993).

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

        o Limited Partnership Agreement of PW Partners 1995 L.P. dated as of October 31, 1995 (incorporated by reference to Exhibit 10.47 of Registrant's Form 10-K for the year ended December 31, 1995).

        o Registrant's 1994 Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31, 1994).

        o Registrant's 1994 Senior Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Registrant's Form 10-K for the year ended December 31, 1994).

        o* Amendment to the Registrant's Senior Officer Deferred Compensation Plan dated as of August 15, 1996.

        o* Amendment to the Registrant's Senior Officer Deferred Compensation Plan dated as of September 1, 1996.

        o* Omnibus Amendment to Grantor Trust Agreement under Registrant's Senior Officer Deferred Compensation Plan dated as of August 15, 1996.

-------------------
* Filed herewith
        o* Omnibus Amendment to Grantor Trust Agreement under Registrant's Senior Officer Deferred Compensation Plan dated as of August 9, 1996.

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

        o* Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Steven Baum.

        o* Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Mark Sutton

        o* Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Theodore A. Levine.

        11*  -  Computation of Earnings per Common Share.

        12.1*- Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

        12.2*-  Computation of Ratio of Earnings to Fixed Charges.

        13*  -  1996 Annual Report to Stockholders of Registrant.

        21*  -  Subsidiaries of the Registrant.

        23*  -  Consent of Independent Auditors.

        27*  -  Financial Data Schedule.

(b)  Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K dated March 11, 1997 with the SEC reporting under item 5 ("Other Events") providing a press release dated January 20, 1997 related to the Company's financial results for 1996 and quarter ended December 31, 1996.

-------------------
* Filed herewith

                             Paine Webber Group Inc.
                       Items 8, 14(a)(1) and (2) and 14(d)
         Index to Financial Statements and Financial Statement Schedules

Financial Statements

Incorporated herein by reference are the following financial statements included in the 1996 Annual Report to Stockholders. With the exception of the following financial statements and the information incorporated by reference on items 1, 5, 6 and 7, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                                                  1996 Annual
                                                                     Report
                  Description                                        (Page)
                  -----------                                        ------

       Report of independent auditors                                  55

       Consolidated statements of financial
            condition at December 31, 1996 and 1995                    33

       For the years ended December 31, 1996, 1995 and 1994:

          Consolidated statements of income                            32
          Consolidated statements of changes in
               stockholders' equity                                    34-35
          Consolidated statements of cash flows                        36

       Notes to consolidated financial statements                      37-54

       Quarterly financial information (unaudited)                     58

Schedules
---------
                                                                     Form 10-K
                  Description                                         (Page)
                  -----------                                         ------

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

                         REPORT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND STOCKHOLDERS
PAINE WEBBER GROUP INC.


We have audited the consolidated financial statements of Paine Webber Group Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 3, 1997. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules on page F-1. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



New York, New York
February 3, 1997

                                                                      Schedule I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             PAINE WEBBER GROUP INC.
                              (Parent Company Only)
                         CONDENSED STATEMENTS OF INCOME
                            (In thousands of dollars)


                                                 YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                            1996           1995          1994
                                          ---------     ---------     ---------
REVENUES
Interest                                  $ 185,772     $ 224,487     $ 192,008
Other                                           291           628         1,677
                                          ---------     ---------     ---------
       Total revenues                       186,063       225,115       193,685

Interest expense                            229,396       238,172       237,871
                                          ---------     ---------     ---------
       Net revenues                         (43,333)      (13,057)      (44,186)
                                          ---------     ---------     ---------

NON-INTEREST EXPENSES                         3,956         6,644        10,350
                                          ---------     ---------     ---------

Loss before income taxes and
  equity in income of affiliates            (47,289)      (19,701)      (54,536)

Benefit for income taxes                     21,689        16,511        22,852
                                          ---------     ---------     ---------

Loss before equity in income
  of affiliates                             (25,600)       (3,190)      (31,684)

Equity in income of affiliates              389,950        83,940        63,315
                                          ---------     ---------     ---------

NET INCOME                                $ 364,350     $  80,750     $  31,631
                                          =========     =========     =========



See Notes to Condensed Financial Information of Registrant.

                                                                      SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             PAINE WEBBER GROUP INC.
                              (Parent Company Only)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
          (In thousands of dollars except share and per share amounts)

                                                             December 31,   December 31,
                                                                1996            1995
                                                             ------------   ------------
Assets
Cash and cash equivalents                                    $      --      $        12
Trading assets, at fair value                                       --           32,575
Loans to and receivables from affiliates                       3,818,190      3,272,502
Investments in affiliates                                      1,971,079      1,550,289
Other assets                                                     181,118        248,445
                                                             -----------    -----------
                                                             $ 5,970,387    $ 5,103,823
                                                             ===========    ===========

Liabilities and Stockholders' Equity
Short-term borrowings                                        $   913,471    $   719,608
Trading liabilities, at fair value                                  --           32,575
Payables to affiliates                                           242,564         27,812
Other liabilities and accrued expenses                           114,578        140,710
                                                             -----------    -----------
                                                               1,270,613        920,705
Long-term borrowings                                           2,781,694      2,444,070
                                                             -----------    -----------
                                                               4,052,307      3,364,775

Commitments and contingencies

Redeemable Preferred Stock                                       187,655        186,760

Stockholders' Equity:
  Convertible Preferred Stock                                    100,000        100,000
  Common stock, $1 par value, 200,000,000
     shares authorized; issued 108,358,178 shares
     and 104,492,091 shares in 1996 and 1995, respectively       108,358        104,492
  Additional paid-in capital                                     913,927        831,763
  Retained earnings                                            1,009,448        719,325
                                                             -----------    -----------
                                                               2,131,733      1,755,580
  Treasury stock, at cost; 15,366,234 shares and 7,417,845
      shares in 1996 and 1995, respectively                     (331,907)      (151,616)
  Unamortized cost of restricted stock                           (67,533)       (55,302)
  Foreign currency translation adjustment                         (1,868)         3,626
                                                             -----------    -----------
                                                               1,730,425      1,552,288
                                                             -----------    -----------
                                                             $ 5,970,387    $ 5,103,823
                                                             ===========    ===========


See Notes to Condensed Financial Information of Registrant.

                                                                      SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             PAINE WEBBER GROUP INC.
                              (Parent Company Only)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)


                                                                                            YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------------------------
                                                                                  1996                  1995                1994
                                                                              -----------          -----------          -----------
Cash flows from operating activities:
Net income                                                                     $  364,350          $    80,750          $    31,631
Adjustments to reconcile net income to cash
(used for) provided by  operating activities:
 Noncash items included in net income:
       Equity in income of affiliates                                            (389,950)             (83,940)             (63,315)
       Depreciation and amortization                                                2,951                2,925                  388
       Deferred income taxes                                                      (17,050)              16,371              (25,940)
       Other                                                                        2,535                6,299               15,855
(Increase) decrease in assets:
       Trading assets                                                              32,575               33,587               (6,138)
       Loans to and receivables from affiliates                                  (485,743)           1,626,049              483,700
       Investment in affiliates                                                   (12,322)              (3,106)             (58,300)
       Other assets                                                                78,810              (36,729)             (70,617)
Increase (decrease) in liabilities:
       Payables to affiliates                                                     214,752                3,411               23,887
       Trading liabilities                                                        (32,575)             (33,587)               6,238
       Other liabilities and accrued expenses                                     (29,324)              21,744               70,662
Proceeds from:
       Dividends received from subsidiaries                                         2,707                 --                 19,102
                                                                              -----------          -----------          -----------
Cash (used for) provided by operating activities                                 (268,284)           1,633,774              427,153
                                                                              -----------          -----------          -----------
Cash flows from investing activities:
Payments for:
         Net assets acquired in business acquisition                                 --               (624,090)            (726,217)
         Acquisition-related expenditures                                            --                (15,649)                --
         Office equipment and leasehold improvements                                 (220)                 (55)                (144)
                                                                              -----------          -----------          -----------
Cash used for investing activities                                                   (220)            (639,794)            (726,361)
                                                                              -----------          -----------          -----------
Cash flows from financing activities:
Net proceeds from (payments on)
       short-term borrowings                                                      193,863             (887,041)            (100,996)
Proceeds from:
       Long-term borrowings                                                       476,752              472,452              637,379
       Employee stock transactions                                                 50,103               36,203               11,078
Payments for:
       Long-term borrowings                                                      (141,128)            (366,550)            (168,505)
       Repurchases of common stock                                               (237,766)            (173,525)             (43,133)
       Dividends                                                                  (73,332)             (75,703)             (36,474)
                                                                              -----------          -----------          -----------
Cash provided by (used for)  financing activities                                 268,492             (994,164)             299,349
                                                                              -----------          -----------          -----------
(Decrease) increase  in cash and cash equivalents                                     (12)                (184)                 141
Cash and cash equivalents, beginning of year                                           12                  196                   55
                                                                              -----------          -----------          -----------
Cash and cash equivalents, end of year                                        $         0          $        12          $       196
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



GENERAL

The condensed financial information of Paine Webber Group Inc. (the "Company") should be read in conjunction with the consolidated financial statements of Paine Webber Group Inc. and it's subsidiaries and the notes thereto incorporated by reference in this report.

STATEMENT OF CASH FLOWS

Interest payments for the years ended December 31, 1996, 1995 and 1994 approximated $232,771, $229,390 and $232,526, respectively. Income tax payments (consolidated) totaled $130,886, $28,248 and $68,455 for the years ended December 31, 1996, 1995 and 1994, respectively.

COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain of its subsidiaries' unsecured lines of credit and contractual obligations.

The Company guarantees payments due from PWG Capital Trust I (the "Trust"), a wholly owned subsidiary of the Company, to holders of the 8.30% Trust Securities, on a subordinated basis, to the extent the Company has made principal and interest on payments on the Junior Subordinated Debentures. This guarantee, together with the Company's obligations under the Junior Subordinated Debentures, provides a full and unconditional guarantee on a subordinated basis of amounts due on the Preferred Trust Securities.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1997.

PAINE WEBBER GROUP INC.
     (Registrant)

BY:      /s/ Donald B. Marron
         --------------------------
         Donald B. Marron
         Chairman of the Board and
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1997.


         /s/ Donald B. Marron
         --------------------------
         Donald B. Marron
         Chairman of the Board,
         Chief Executive Officer
         and Director (principal executive
         officer)


         /s/ Regina Dolan
         --------------------------
         Regina Dolan
         Vice President and
         Chief Financial Officer


         /s/ T. Stanton Armour
         --------------------------
         T. Stanton Armour
         Director


         /s/ E. Garrett Bewkes, Jr.
         --------------------------
         E. Garrett Bewkes, Jr.
         Director


         -----------------------------
         Reto Braun
         Director


         /s/ John A. Bult
         --------------------------
         John A. Bult
         Director

                                   SIGNATURES


         /s/ Frank P. Doyle
         --------------------------
         Frank P. Doyle
         Director


         /s/ Joseph J. Grano, Jr.
         --------------------------
         Joseph J. Grano, Jr.
         Director


         /s/ John E. Kilgore, Jr.
         --------------------------
         John E. Kilgore, Jr.
         Director

         /s/ James W. Kinnear
         --------------------------
         James W. Kinnear
         Director


         /s/ Naoshi Kiyono
         --------------------------
         Naoshi Kiyono
         Director

         /s/ Robert M. Loeffler
         --------------------------
         Robert M. Loeffler
         Director


         /s/ Edward Randall, III
         --------------------------
         Edward Randall, III
         Director


         --------------------------
         Henry Rosovsky
         Director


         --------------------------
         Yoshinao Seki
         Director

                                EXHIBIT INDEX

EXHIBIT NO                      DESCRIPTION
----------                      -----------

      1     -  Distribution Agreement dated November 30, 1993 between Registrant and PWI (incorporated by reference to Exhibit 1.2 of Registrant's
               Registration Statement No. 33-52695 filed with the SEC on October
               16, 1995).

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

       4.1 - Form of Debt Securities (8-7/8% Notes due 2005) (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K for the year ended December 31, 1995).

       4.2 - Form of Debt Securities (8-1/4% Notes due 2002) (incorporated by reference to Exhibit 4.2 of Registrant's Form 10-K for the year ended December 31, 1995).

       4.3 - Form of Debt Securities (6-3/4% Notes due 2006) (incorporated by reference to Exhibit 4.3 of Registrant's Form 10-K for the year ended December 31, 1995).

       4.4 - Form of Debt Securities (6-1/4% Notes due 1998) (incorporated by reference to Exhibit 4.4 of Registrant's Form 10-K for the year ended December 31, 1995).

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

       4.10 - Supplemental Indenture dated as of November 30, 1993 between Registrant and Chase Manhattan Bank Delaware (formerly known as Chemical Bank (Delaware)), as Trustee, relating to the Subordinated Debt Securities (incorporated by reference to
               Exhibit 4.2g of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.11 - Indenture dated as of March 15, 1988 between Registrant and Chase Manhattan Bank Delaware (formerly known as Chemical Bank (Delaware)), as Trustee, relating to Registrant's Subordinated Debt Securities (incorporated by reference to Exhibit 4.2d of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.12 - Supplemental Indenture dated as of September 22, 1989, to the Indenture dated as of March 15, 1988, between Registrant and Chase Manhattan Bank Delaware (formerly known as Chemical Bank (Delaware)), as Trustee, relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.2e of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.13 - Supplemental Indenture dated as of March 22, 1991 between Registrant and Chase Manhattan Bank Delaware (formerly known as Chemical Bank (Delaware)), as Trustee, relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.2f of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October l6, 1995).

       4.14 - Indenture dated as of March 15, 1988 between Registrant and The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, relating to Registrant's Senior Debt Securities, (incorporated by reference to Exhibit 4.2a of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.15 - Supplemental Indenture dated as of September 22, 1989, to the Indenture dated as of March 15, 1988 between Registrant and The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, relating to Senior Debt Securities (incorporated by reference to Exhibit 4.2b of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.16 - Supplemental Indenture dated as of March 22, 1991 between Registrant and The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, relating to Senior Debt Securities (incorporated by reference to Exhibit 4.2c of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.17 - Form of Debt Securities (9-1/4% Notes Due 2001) (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K for the year ended December 31, 1991).

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

       4.22 - Proposed Form of Debt Securities (Medium-Term Senior Note, Series C, Fixed Rate) (incorporated by reference to Exhibit 4.1a to Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.23 - Proposed Form of Debt Securities (Medium-Term Subordinated Note, Series D, Fixed Rate) (incorporated by reference to Exhibit 4.1b to Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

 .      4.24 -  Proposed Form of Debt Securities (Medium-Term Subordinated Note,
               Series C, Floating Rate) (incorporated by reference to Exhibit 4.1c to Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.25 - Proposed Form of Debt Securities (Medium-Term Subordinated Note, Series D, Floating Rate) (incorporated by reference to Exhibit 4.1d to Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.26 - Proposed Form of Debt Securities (Senior Note, Fixed Rate) (incorporated by reference to Exhibit 4.1c to Registrant's Registration Statement No. 33-58124 on Form S-3 filed with the SEC on February 10, 1993).

       4.27 - Proposed Form of Debt Securities (Subordinated Note, Fixed Rate) (incorporated by reference to Exhibit 4.1f to Registrant's Registration Statement No. 33-58124 on Form S-3 filed with the SEC on February 10, 1993).

       4.28 - Form of Junior Subordinated Debt Indenture dated November 1996 between the Registrant and The Chase Manhattan Bank as Trustee (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

       4.29 - Certificate of Trust of PWG Capital Trust I (incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22,
               1996).

       4.30 - Form of Amended and Restated Declaration of Trust for PWG Capital Trust I (incorporated by reference to Exhibit 4.11 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

       4.31 - Form of Preferred Security relating to Preferred Trust Securities of PWG Capital Trust I (incorporated by reference to Exhibit 4.12 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

       4.32 - Form of Supplemental Indenture to be used in connection with issuance of Junior Subordinated Debt Securities (incorporated by reference to Exhibit 4.13 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22,
               1996).

       4.33 - Form of Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.14 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22,
               1996).

       4.34 - Form of Guarantee with respect to Preferred Securities relating to Preferred Trust Securities of PWG Capital Trust I (incorporated by reference to Exhibit 4.15 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

               The credit agreements listed below have not been registered under the Securities Act of 1933 or the Securities Exchange Act of 1934, nor does the indebtedness that they represent exceed, in the aggregate, 10% of the total assets of Registrant and its subsidiaries on a consolidated basis. Consequently, these instruments have not been filed as an exhibit with this report, but copies will be furnished to the SEC upon request.

               Credit Agreement dated as of December 20, 1994 among Registrant, the Initial Lenders named therein, and The Bank of New York and Citibank, N.A., as Co-Administrative Agents, relating to the $1.2 billion credit facility.

               Credit Agreement dated as of August 30, 1996 among, PWI, the Initial Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent, relating to the $750 million secured credit facility.

               Credit Agreement dated as of August 30, 1996 among, Paine Webber Real Estate Securities Inc., the Initial Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent, relating to the $750 million secured credit facility.

               Credit Agreement dated as of August 30, 1996 among, Paine Webber International (U.K.) Ltd., the Initial Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent, relating to the $750 million secured credit facility.

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

        10.5*- Amendment to the Registrant's Senior Officer Deferred
               Compensation Plan dated as of August 15, 1996.

        10.6*- Amendment to the Registrant's Senior Officer Deferred
               Compensation Plan dated as of September 1, 1996.

        10.7*- Omnibus Amendment to Grantor Trust Agreement under Registrant's
               Senior Officer Deferred Compensation Plan dated as of August 9, 1996.

        10.8*- Omnibus Amendment to Grantor Trust Agreement under Registrant's
               Senior Officer Deferred Compensation Plan dated as of August 15, 1996.

        10.9 - Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Donald B. Marron (incorporated by reference to Exhibit 10.5 of Registrant's Form 10-K for the year ended December 31, 1994).

        10.10- Registrant's 1994 Senior Officer Deferred Compensation Plan
               Grantor Trust Agreement on behalf of Joseph J. Grano (incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended December 31, 1994).

-------------------
* Filed herewith

        10.11- Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Regina A. Dolan (incorporated by reference to Exhibit 10.8 of Registrant's Form 10-K for the year ended December 31, 1994).

        10.12*- Registrant's 1994 Senior Officer Deferred Compensation Plan
                Grantor Trust Agreement on behalf of Steven Baum.

        10.13*- Registrant's 1994 Senior Officer Deferred Compensation Plan
                Grantor Trust Agreement on behalf of Mark Sutton.

        10.14- Lease dated December 7, 1994 between IBM Credit Corporation and PWI (IBM 9032-003, 9076-303 and 9672-E02) (incorporated by reference to Exhibit 10.9 of Registrant's Form 10-K for the year ended December 31, 1994).

        10.15- Lease dated November 23, 1994 between AT&T Capital Corporation and PWI (IBM 9021-962)(incorporated by reference to Exhibit
                10.10 of Registrant's Form 10-K for the year ended December 31,
                1994).

        10.16 - Asset Purchase Agreement dated as of October 17, 1994 between Paine Webber Group Inc., General Electric Company and Kidder, Peabody Group Inc. relating to the purchase of certain assets and businesses of Kidder, Peabody Group Inc. and its subsidiaries (incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994).

        10.17 - Supplemental Agreement dated as of December 9, 1994 among the Registrant, General Electric Company and Kidder, Peabody Group Inc. (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K dated December 27, 1994).

        10.18 - Second Supplemental Agreement dated as of December 16, 1994 among the Registrant, General Electric Company and Kidder, Peabody Group Inc. (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K dated December 27,
                1994).

        10.19 - Third Supplemental Agreement dated as of January 27, 1995 among the Registrant, General Electric Company and Kidder, Peabody Group Inc. (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K/A dated February 24, 1995 which amended Registrant's Form 8-K dated December 27, 1994).

        10.20 - Fourth Supplemental Agreement dated as of February 10, 1995 among the Registrant, General Electric Company and Kidder, Peabody Group Inc. (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K/A dated February 24, 1995 which amended Registrant's Form 8-K dated December 27, 1994).

        10.21- Registrant's 1994 Stock Award Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 33-55457 on Form S-8 filed with the SEC on September 13, 1994).

        10.22 - Registrant's 1994 Executive Stock Award Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 33-55451 on Form S-8 filed with the SEC on September 13,
                1994).

        10.23 - Registrant's 1994 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 33-53489 on Form S-8 filed with the SEC on May 5, 1994).

        10.24 - Limited Partnership Agreement of PW Partners 1992 Dedicated
                L.P. dated as of September 2, 1992 (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K for the year ended December 31, 1993).

 -------------------
 * Filed herewith

        10.25- Employment agreement dated as of May 4, 1993 between Registrant,
               PWI and Theodore A. Levine (incorporated by reference to Exhibit
               10.2 of Registrant's Form 10-K for the year ended December 31,
               1993).

        10.26- Letter dated as of October 27, 1995 amending certain provisions of the Employment Agreement between Registrant, PWI and Theodore
               A. Levine (incorporated by reference to Exhibit 10.20 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.27- Second Restated and Amended Agreement of Lease, dated as of May
               1, 1996, between 1285 Associates Limited Partnership and Paine Webber Incorporated relating to property located at 1285 Avenue of the Americas, New York, New York (incorporated by reference to
               Exhibit 10.1 of Registrant's Form 10-Q for the quarter ended March 31, 1996).

        10.28- Guarantee dated as of May 1, 1996 between Registrant and 1285
               Associates Limited Partnership relating to the lease of property located at 1285 Avenue of the Americas, New York, New York.(incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q for the quarter ended March 31, 1996).

        10.29- Amended and Restated Investment Agreement dated as of November 5,
               1992 by and between Registrant and The Yasuda Mutual Life Insurance Company ("Yasuda") relating to the repurchase by Registrant of 1,685,394 shares of Registrant's 7% Cumulative Convertible Exchangeable Voting Preferred Stock, Series A ("7% Preferred Shares") and the replacement of the remaining 3,370,786 7% Preferred Shares for 7,758,632 shares of Registrant's Cumulative Participating Convertible Voting Preferred Stock, Series A (incorporated by reference to Exhibit 10 of Registrant's Form 10-Q for the quarter ended September 30, 1992).

        10.30- Employment Agreement dated as of January 2, 1987 between
               Registrant, PWI and Donald B. Marron (incorporated by reference to Exhibit 10.23 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.31- Employment Agreement dated as of January 2, 1987 between
               Registrant, PWI and John A. Bult (incorporated by reference to
               Exhibit 10.24 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.32*-Employment Agreement dated as of April 29, 1996 between
               Registrant, PWI and Joseph J. Grano, Jr.

        10.33- Registrant's Supplemental Employee's Retirement Plan For Certain
               Senior Officers, as amended, dated January 1, 1990 (incorporated by reference to Exhibit 10.25 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.34- Deferred Compensation Agreement dated as of August 29, 1988 between Registrant and Donald B. Marron relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.26 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.35- Deferred Compensation Agreement dated as of August 29, 1988 between Registrant and John A. Bult relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit
               10.27 of Registrant's Form 10-K for the year ended December 31,
               1995).

        10.36*-Agreement and Declaration of Trust for Supplemental Employees
               Retirement Plan dated as of January 1, 1990 between Registrant and Chase Manhattan Bank, N.A. as Trustee.

----------------
* Filed herewith

        10.37- Registrant's 1983 Stock Option Plan (incorporated by reference to
               Exhibit 4 of Registrant's Registration Statement No. 2-81554 on Form S-8 filed with the SEC on January 28, 1983).

        10.38- Registrant's 1984 Stock Award Plan (incorporated by reference to
               Exhibit 4(a) of Registrant's Registration Statement No. 2-92770 on Form S-8 filed with the SEC on August 15, 1984).

        10.39- Registrant's Stock Award Plan (incorporated by reference to
               Exhibit 4 of Registrant's Registration Statement No. 33-22265 on Form S-8 filed with the SEC on June 1, 1988).

        10.40- Registrant's 1986 Stock Award Plan (incorporated by reference to
               Registrant's Registration Statement No. 33-2959 on Form S-8 filed with the SEC on February 4, 1986).

        10.41- Registrant's 1990 Stock Award and Option Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 33-40489 on Form S-8 filed with the SEC on May 13, 1991).

        10.42- Registrant's Savings Investment Plan (incorporated by reference to Exhibit 4.1 to Registrant's Post-Effective Amendment No. 1 on Form S-8, No. 33-20240, filed with the SEC on October 31, 1990).

        10.43*-Master Agreement between PWI and Quotron Systems Inc. dated
               February 11, 1991.

        10.44 -Third-Party Master Lease Agreement between PWI and AT&T Systems Leasing Corporation dated as of October 21, 1991 (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31, 1991).

        10.45 -Lease Agreement dated as of April 14, 1986, between PWI (as Tenant) and Hartz-PW Limited Partnership (as Landlord) relating to the Lincoln Harbor Project (Operations Center) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.37 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.46 -Lease Agreement dated as of April 14, 1986, between PWI (as Tenant) and Hartz-PW Limited Partnership (as Landlord) relating to the Lincoln Harbor Project (Data Processing Center) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.38 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.47 -Lease Agreement dated as of April 14, 1986, between PWI (as Tenant) and Hartz-PW Tower B Limited Partnership, as successor in interest to Hartz-PW Hotel Limited Partnership relating to the Lincoln Harbor Project (Tower B/Office Building) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.39 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.48 -Agreement of Limited Partnership of Hartz-PW Limited Partnership dated April 14, 1986 relating to the Lincoln Harbor Project (Operation Center and Data Processing Center) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.40 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.49 -Agreement of Limited Partnership of Hartz-Tower B Limited Partnership dated April 14, 1986, as amended, relating to the Lincoln Harbor Project (Tower B/Office Building) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.41 of Registrant's Form 10-K for the year ended December 31, 1995).

 ----------------
* Filed herewith

       10.50 - Ground lease between Hartz Mountain Industries and Hartz-PW Limited Partnership dated April 14, 1986 relating to the Operations Center at the Lincoln Harbor Project in Weehawken, New Jersey (incorporated by reference to Exhibit 10.42 of Registrant's Form 10-K for the year ended December 31, 1995).

       10.51*- Directors and Officers Liability and Corporation
               Reimbursement insurance policy with Fiduciary Liability Rider with National Union Fire Insurance Company.

       10.52 - Letter Agreement dated as of March 9, 1993 between Registrant and The Yasuda Mutual Life Insurance Company (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31, 1992).

       10.53 - Form of License Agreement between Standard and Poor's Corporation and Registrant (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K dated June 1, 1993).

       10.54 - Limited Partnership Agreement of PW Partners 1995 L.P. dated as of October 31, 1995 (incorporated by reference to Exhibit 10.47 of Registrant's Form 10-K for the year ended December 31, 1995).

       10.55*- Registrant's 1994 Senior Officer Deferred Compensation Plant
               Grantor Agreement on behalf of Theodore A. Levine

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

        o Employment Agreement dated as of January 2, 1987 between Registrant, PWI and Donald B. Marron (incorporated by reference to Exhibit 10.23 of Registrant's Form 10-K for the year ended December 31, 1995).

        o* Employment Agreement dated as of April 29, 1996 between Registrant, PWI and Joseph J. Grano Jr.

        o Employment Agreement dated as of January 2, 1987 between Registrant, PWI and John A. Bult (incorporated by reference to
                Exhibit 10.24 of Registrant's Form 10-K for the year ended December 31, 1995).

        o Employment Agreement dated as of May 4, 1993 between Registrant, PWI and Theodore A. Levine (incorporated by reference to Exhibit
                10.2 of Registrant's Form 10-K for the year ended December 31,
                1993).

        o Letter dated as of October 27, 1995 amending the Employment Agreement between Registrant, PWI and Theodore A. Levine (incorporated by reference to Exhibit 10.20 of Registrant's Form 10-K for the year ended December 31, 1995).

        o Registrant's Supplemental Employee's Retirement Plan for Certain Senior Officers dated August 4, 1988 (incorporated by reference to Exhibit 10.25 of Registrant's Form 10-K for the year ended December 31, 1995).

        o Deferred Compensation Agreement dated as of August 29, 1988 between Registrant and Donald B. Marron relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.26 of Registrant's Form 10-K for the year ended December 31, 1995).

        o       Deferred Compensation Agreement
                dated as of August 29, 1988 between Registrant and John A. Bult relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.27 of Registrant's Form 10-K for the year ended December 31, 1995).

        o Agreement and Declaration of Trust for Supplemental Employees Retirement Plan dated as of January 1, 1990 between Registrant and Chase Manhattan Bank, N.A. as Trustee (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31, 1990).

-------------------
* Filed herewith

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

        o Limited Partnership Agreement of PW Partners 1992 Dedicated L.P. dated as of September 2, 1992 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 1993).

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

        o Limited Partnership Agreement of PW Partners 1995 L.P. dated as of October 31, 1995 (incorporated by reference to Exhibit 10.47 of Registrant's Form 10-K for the year ended December 31, 1995).

        o Registrant's 1994 Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31, 1994).

        o Registrant's 1994 Senior Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Registrant's Form 10-K for the year ended December 31, 1994).

        o* Amendment to the Registrant's Senior Officer Deferred Compensation Plan dated as of August 15, 1996.

        o* Amendment to the Registrant's Senior Officer Deferred Compensation Plan dated as of September 1, 1996.

        o* Omnibus Amendment to Grantor Trust Agreement under Registrant's Senior Officer Deferred Compensation Plan dated as of August 15, 1996.

-------------------
* Filed herewith
        o* Omnibus Amendment to Grantor Trust Agreement under Registrant's Senior Officer Deferred Compensation Plan dated as of August 9, 1996.

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

        o* Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Steven Baum.

        o* Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Mark Sutton

        o* Registrant's 1994 Senior Officer Deferred Compensation Plan Grantor Trust Agreement on behalf of Theodore A. Levine.

        11*  -  Computation of Earnings per Common Share.

        12.1*- Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

        12.2*-  Computation of Ratio of Earnings to Fixed Charges.

        13*  -  1996 Annual Report to Stockholders of Registrant.

        21*  -  Subsidiaries of the Registrant.

        23*  -  Consent of Independent Auditors.

        27*  -  Financial Data Schedule.

-------------------
* Filed herewith