Form 10-Q
period 1997-03-31
PAINE WEBBER GROUP INC
filed 1997-05-15
CIK 75754

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 -------------



                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ______to _______

                         Commission file number 1-7367

                            PAINE WEBBER GROUP INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)




            Delaware                                          13-2760086
-----------------------------------                      ----------------------
  (State or other jurisdiction                               (I.R.S. Employer
  of incorporation or organization)                       Identification Number)


1285 Avenue of the Americas, New York, N.Y.                      10019
------------------------------------------               -----------------------
  (Address of principal executive offices)                     (Zip Code)


        Registrant's telephone number, including area code:  (212) 713-2000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


 Yes  X  No
     ---    ---

                            -----------------------

On May 9, 1997, the Registrant had outstanding 91,550,117 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                            PAINE WEBBER GROUP INC.
                                   FORM 10-Q
                                 March 31, 1997


                               TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION                              Page
                ---------------------                              ----

   Item 1.      Financial Statements.

                Consolidated Statements of Income
                (unaudited) for the Three Months Ended
                March 31, 1997 and 1996.                              2

                Consolidated Statements of Financial
                Condition (unaudited) at March 31, 1997
                and December 31, 1996.                                3

                Consolidated Statements of Cash Flows
                (unaudited) for the Three Months Ended
                March 31, 1997 and 1996.                              4

                Notes to Consolidated Financial Statements
                (unaudited).                                          5-14

   Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.                                          15-17


PART II.        OTHER INFORMATION
                -----------------

   Item 1.      Legal Proceedings.                                    18

   Item 4.      Submissions of Matters to a Vote of
                Security Holders.                                     18
   Item 6.      Exhibits and Reports on Form 8-K.                     19

                Signature.                                            20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            Paine Webber Group Inc.
                 Consolidated Statements of Income (unaudited)
          (In thousands of dollars except share and per share amounts)

                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       1997             1996
                                                   ------------     ------------
Revenues
  Commissions                                      $    370,386     $    368,185
  Principal transactions                                256,536          296,376
  Asset management                                      120,968          107,655
  Investment banking                                     97,774           81,855
  Other                                                  38,074           30,496
  Interest                                              643,953          545,459
                                                    -----------      -----------
      Total revenues                                  1,527,691        1,430,026
  Interest expense                                      542,857          467,391
                                                    -----------      -----------
      Net revenues                                      984,834          962,635
                                                    -----------      -----------

Non-interest expenses
  Compensation and benefits                             574,017          566,991
  Office and equipment                                   68,067           68,741
  Communications                                         38,207           38,691
  Business development                                   18,620           18,551
  Brokerage, clearing & exchange fees                    22,555           25,492
  Professional services                                  27,540           23,575
  Other                                                  70,924           65,978
                                                    -----------      -----------
      Total non-interest expenses                       819,930          808,019
                                                    -----------      -----------

Income before taxes and minority interest               164,904          154,616
                                                    -----------      -----------

Provision for income taxes:
  Federal                                                45,859           37,353
  State, local and foreign                               13,361           16,762
                                                    -----------      -----------
                                                         59,220           54,115
                                                    -----------      -----------

Income before minority interest                         105,684          100,501
Minority interest                                         4,849             --
                                                    -----------      -----------

Net income                                         $    100,835     $    100,501
                                                   ============     ============
Net income applicable to common shares             $     93,788     $     94,504
                                                   ============     ============
Earnings per common share:
  Primary                                          $       0.99     $       0.96
  Fully diluted                                    $       0.95     $       0.92
Weighted-average common shares:
  Primary                                            94,601,898       98,007,758
  Fully diluted                                     100,722,147      104,465,206

Dividends declared per common share                $       0.15     $       0.12

See notes to consolidated financial statements.

                            Paine Webber Group Inc.
           Consolidated Statements of Financial Condition (unaudited)
          (In thousands of dollars except share and per share amounts)

                                                                   March 31,       December 31,
                                                                     1997              1996
                                                                 ------------      ------------
Assets
Cash and cash equivalents                                        $    244,991      $    383,856
Cash and securities segregated and on deposit for
  federal and other regulations                                       504,391           499,761
Trading assets, at fair value                                      17,995,295        16,823,307
Securities purchased under agreements to resell                    23,059,736        20,746,831
Securities borrowed                                                 8,778,900         7,380,374
Receivables:
  Clients, net of allowance for doubtful accounts of
    $20,449 and $12,109 at March 31, 1997 and
    December 31, 1996, respectively                                 4,558,307         4,327,996
  Brokers and dealers                                                 274,650           273,737
  Dividends and interest                                              347,857           350,796
  Fees and other                                                      138,369           136,545
Office equipment and leasehold improvements,
  net of accumulated depreciation and amortization
  of $357,085 and $343,322 at March 31, 1997 and
  December 31, 1996, respectively                                     313,029           313,261
Other assets                                                        1,415,840         1,277,036
                                                                 ------------      ------------
                                                                 $ 57,631,365      $ 52,513,500
                                                                 ============      ============
Liabilities and Stockholders' Equity
Short-term borrowings                                            $  1,764,905      $  1,337,646
Trading liabilities, at fair value                                  8,279,465         6,621,891
Securities sold under agreements to repurchase                     30,893,690        28,797,276
Securities loaned                                                   4,614,652         3,459,860
Payables:
  Clients                                                           4,658,180         4,883,344
  Brokers and dealers                                                 211,100           205,437
  Dividends and interest                                              282,260           285,341
  Other liabilities and accrued expenses                            1,097,207         1,290,555
Accrued compensation and benefits                                     492,477           737,376
                                                                   ----------        ----------
                                                                   52,293,936        47,618,726
Long-term borrowings                                                2,976,779         2,781,694
                                                                   ----------        ----------
                                                                   55,270,715        50,400,420
                                                                   ----------        ----------
Commitments and contingencies

Company-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trusts holding solely
  Company Guaranteed Related Subordinated Debt                        393,750           195,000
Redeemable Preferred Stock                                            187,908           187,655

Stockholders' Equity:
  Convertible Preferred Stock                                         100,000           100,000
  Common stock, $1 par value, 200,000,000 shares authorized;
    issued 108,804,040 shares and 108,358,178 shares at
    March 31, 1997 and December 31, 1996, respectively                108,804           108,358
  Additional paid-in capital                                          942,676           913,927
  Retained earnings                                                 1,089,142         1,009,448
                                                                    ---------         ---------
                                                                    2,240,622         2,131,733
  Treasury stock, at cost; 17,158,361 shares at March 31, 1997
    and 15,366,234 shares at December 31, 1996, respectively         (402,868)         (331,907)
  Unamortized cost of restricted stock                                (54,327)          (67,533)
  Foreign currency translation adjustment                              (4,435)           (1,868)
                                                                 ------------      ------------
                                                                    1,778,992         1,730,425
                                                                 ------------      ------------
                                                                 $ 57,631,365      $ 52,513,500
                                                                 ============      ============

See notes to consolidated financial statements.

                            Paine Webber Group Inc.
               Consolidated Statements of Cash Flows (unaudited)
                           (In thousands of dollars)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                    --------------------------------
                                                                           1997             1996
                                                                    ------------------   -----------
Cash flows from operating activities:
  Net income                                                            $   100,835      $   100,501
  Adjustments to reconcile net income to cash
    used for operating activities:
  Noncash items included in net income:
    Depreciation and amortization                                            17,350           15,058
    Deferred income taxes                                                    15,395          114,095
    Amortization of deferred charges                                         43,806           41,397
    Other                                                                    23,392           11,670
  (Increase) decrease in operating receivables:
    Clients                                                                (221,971)        (140,123)
    Brokers and dealers                                                        (913)        (589,291)
    Dividends and interest                                                    2,939           (9,605)
    Fees and other                                                           (1,824)         (28,163)
  Increase (decrease) in operating payables:
    Clients                                                                (225,164)         (14,083)
    Brokers and dealers                                                       5,663          674,537
    Dividends and interest                                                   (3,081)          (9,914)
    Other                                                                  (443,501)        (408,594)
  Increase in:
    Trading assets                                                       (1,171,988)        (186,972)
    Securities purchased under agreements to resell                      (2,312,905)      (3,697,713)
    Securities borrowed                                                  (1,398,526)        (261,867)
    Cash and securities on deposit                                           (4,630)         (29,457)
    Other assets                                                           (189,472)        (145,569)
  Increase in:
    Trading liabilities                                                   1,657,574          772,247
    Securities sold under agreements to repurchase                        2,096,414        2,903,669
    Securities loaned                                                     1,154,792          380,929
                                                                         -----------      -----------
    Cash used for operating activities                                     (855,815)        (507,248)
                                                                         -----------      -----------
Cash flows from investing activities:
  (Payments for) proceeds from:
    Sales of investments                                                       --            122,032
    Office equipment and leasehold improvements                             (16,290)         (11,727)
                                                                         -----------      -----------
    Cash (used for) provided by investing activities                        (16,290)         110,305
                                                                        -----------      -----------

Cash flows from financing activities:
  Net proceeds from short-term borrowings                                   427,259          348,854
  Proceeds from:
    Long-term borrowings                                                    261,299          113,436
    Employee stock transactions                                              28,727           12,929
    Issuance of Preferred Trust Securities                                  198,750             --
  Payments for:
    Long-term borrowings                                                    (66,733)         (31,235)
    Repurchases of common stock                                             (95,174)         (93,342)
    Dividends                                                               (20,888)         (18,895)
                                                                        -----------      -----------
    Cash provided by financing activities                                   733,240          331,747
                                                                        -----------      -----------
    Decrease in cash and cash equivalents                                  (138,865)         (65,196)
    Cash and cash equivalents, beginning of period                          383,856          222,497
                                                                        -----------      -----------
    Cash and cash equivalents, end of period                            $   244,991      $   157,301
                                                                        ===========      ===========



See notes to consolidated financial statements.

                            Paine Webber Group Inc.
             Notes to Consolidated Financial Statements (Unaudited)
          (In thousands of dollars except share and per share amounts)


Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary, PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. The financial information as of and for the periods ended March 31, 1997 and 1996 is unaudited. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been made. The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year. The Company's principal line of business is to serve the investment and capital needs of individual, corporate, institutional and public agency clients.

Stock Based Compensation

The Company grants stock options to certain employees and non-employee directors with an exercise price equal to the fair market value at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense related to such grants.

Accounting Changes

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 introduces the financial-components approach which focuses on the recognition of financial assets an entity controls and the derecognition of financial assets for which control has been transferred. This statement is effective for certain types of transactions occurring after December 31, 1996, including securitizations, sales of mortgages and other receivables. For the quarter ended March 31, 1997, the Company has adopted this portion of the provision, and this provision did not have a material impact on the Company's Consolidated Financial Statements, taken as a whole. The FASB has deferred the effective date of accounting for other types of transfers of financial assets, including repurchase agreements and securities lending transactions, until January 1, 1998. The Company does not expect the adoption of the deferred portion of this Statement to have a material impact on the Company's Consolidated Financial Statements, taken as a whole.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which allows an entity to continue to measure compensation cost for employee stock compensation plans in accordance with APB No. 25 or adopt the fair value based method of accounting prescribed by SFAS No. 123. Entities electing to continue to apply APB No. 25 must disclose pro forma net income and earnings per share using the fair value method. The Company has elected to continue to account for stock option grants under APB No. 25, however, the disclosure requirements do not apply to interim financial statements.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior periods. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share." Under the new requirements for calculating EPS, the presentation of primary EPS will be replaced with basic EPS and fully diluted EPS will be replaced with diluted EPS. Basic EPS excludes dilution and is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS will reflect all potential dilutive securities (similar to fully diluted EPS under APB No. 15). For the quarters ended March 31, 1997 and 1996, basic EPS would have been $0.09 higher than the amounts reported as primary EPS; the difference between diluted and fully diluted would not have been material.

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

At March 31, 1997 and December 31, 1996, the fair values of long-term borrowings were $2,942,404 and $2,813,699, respectively, as compared to the carrying amounts of $2,976,779 and $2,781,694, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for substantially all of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating rate payments, which partially offset the effect of the changes in interest rates on the fair value of the Company's long-term borrowings.

The fair value of interest rate swaps used to hedge the Company's long-term borrowings is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The fair values of the interest rate swaps were $69,862 and $21,170 payable at March 31, 1997 and December 31, 1996, respectively. The carrying amounts of the interest rate swap agreements at March 31, 1997 and December 31, 1996 were net receivables of $2,679 and $3,252, respectively, and are included in "Dividends and interest" in the Company's Consolidated Statement of Financial Condition.


Note 3: Trading Inventories

Trading assets and liabilities, recorded at fair value, consisted of the following:

                                                      March 31,      December 31,
                                                         1997            1996
                                                     -----------     ------------
Trading assets:
   U.S. government and agency obligations            $ 6,302,742     $ 4,767,991
   Mortgages and mortgage-backed securities            6,077,878       5,968,704
   Corporate debt securities                           3,126,716       3,284,235
   Commercial paper and other short-term debt          1,003,155       1,457,226
   Corporate equity securities                           768,840         776,352
   State and municipal obligations                       715,964         568,799
                                                     -----------     -----------
                                                     $17,995,295     $16,823,307
                                                     ===========     ===========
Trading liabilities:
   U.S. government and agency obligations            $ 6,519,444     $ 5,118,658
   Corporate equity securities                           805,889         756,686
   Corporate debt securities                             747,041         672,683
   Mortgages and mortgage-backed securities              183,550          53,845
   State and municipal obligations                        23,541          20,019
                                                     -----------     -----------
                                                     $ 8,279,465     $ 6,621,891
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

Short-term borrowings at March 31, 1997 and December 31, 1996 consisted of the following:

                                                  March 31,          December 31,
                                                    1997                 1996
                                                 ----------          ------------
 Commercial paper                                $  615,733           $  688,910
 Bank loans and other                               999,172              648,736
 Medium-Term Notes                                  150,000                   --
                                                 ----------           ----------
                                                 $1,764,905           $1,337,646
                                                 ==========           ==========


Note 5: Long-Term Borrowings

Long-term borrowings at March 31, 1997 and December 31, 1996 consisted of the following:

                                                      March 31,      December 31,
                                                        1997             1996
                                                     ----------      ------------
Fixed Rate Notes due 1998 - 2014                     $1,547,503       $1,547,398
Fixed Rate Subordinated Notes due 2002                  174,522          174,500
Medium-Term Senior Notes                                975,975          747,725
Medium-Term Subordinated Notes                          251,150          276,150
Other                                                    27,629           35,921
                                                     ----------       ----------
                                                     $2,976,779       $2,781,694
                                                     ==========       ==========

At March 31, 1997, interest rates on the remaining fixed rate notes and subordinated notes due 1998 - 2014 range from 6 1/4% to 9 1/4% and the weighted average interest rate on these notes outstanding at March 31, 1997 was 7.52%. Interest on the notes is payable semi-annually.

At March 31, 1997, the Company had outstanding $853,175 of fixed rate Medium-Term Notes and $373,950 of variable rate Medium-Term Notes. The Medium-Term Notes outstanding at March 31, 1997 had an average maturity of 4.9 years and a weighted average interest rate of 6.93%.

Total interest payments relating to agreements to repurchase, short-term borrowings, securities loaned and long-term borrowings were $545,938 and $477,305 for the three months ended March 31, 1997 and 1996, respectively.


Note 6: Preferred Stock

Preferred stock, including preferred securities issued by subsidiary trusts, at March 31, 1997 and December 31, 1996 consisted of the following:

                                                            March 31,      December 31,
                                                               1997             1996
                                                            ---------      ------------
9% Cumulative Redeemable Preferred Stock,
  Series C, $100.00 liquidation value; 2,500,000
  shares authorized, issued and outstanding                  $187,908        $187,655

6% Cumulative Convertible Redeemable Preferred
  Stock, Series A, $100.00 liquidation value; 1,000,000
  shares authorized, issued and outstanding                  $100,000        $100,000

Company-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trusts holding solely
  Company Guaranteed Related Subordinated Debt               $393,750        $195,000

Preferred Securities Issued by Subsidiary Trusts

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts holding solely Company Guaranteed Related Subordinated Debt

In March 1997, PWG Capital Trust II, a business trust formed under Delaware law and a wholly owned subsidiary of the Company, issued $198,750 (7,950,000 securities) of 8.08% Preferred Trust Securities to the public at $25.00 per security and $6,147 (245,877 securities) of 8.08% Common Trust Securities to the Company at $25.00 per security.

In December 1996, PWG Capital Trust I, a business trust formed under Delaware law and wholly owned subsidiary of the Company, issued $195,000 (7,800,000 securities) of 8.30% Preferred Trust Securities to the public at $25.00 per security and $6,031 (241,238 securities) of 8.30% Common Trust Securities to the Company at $25.00 per security.

PWG Capital Trust I and II each exists for the sole purpose of issuing Preferred Trust Securities and Common Trust Securities (the "Trust Securities") and investing the proceeds in an equivalent amount of junior subordinated debentures of the Company. At March 31, 1997, the sole assets of PWG Capital Trust I and II, respectively, were $201,031 of 8.30% Junior Subordinated Debentures due December 1, 2036 and $204,897 of 8.08% Junior Subordinated Debentures due March 1, 2037 (collectively, the "Junior Subordinated Debentures"). The Company guarantees payments due from PWG Capital Trust I and II to the holders of the Preferred Trust Securities, on a subordinated basis, to the extent the Company has made principal and interest payments on the Junior Subordinated Debentures. These guarantees, together with the Company's obligations under the Junior Subordinated Debentures, provide a full and unconditional guarantee on a subordinated basis of amounts due on the Preferred Trust Securities. Distributions on the Preferred Trust Securities have been classified as minority interest in the Company's Consolidated Statement of Income. The Trust Securities have a stated liquidation value of $25.00 per security.


Note 7: Common Stock

On May 1, 1997, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.15 per share payable on July 3, 1997 to stockholders of record on June 3, 1997. As of March 31, 1997, the Company had 35,036,545 authorized shares of common stock reserved for issuance in connection with convertible securities and stock option and stock award plans.


Note 8: Capital Requirements

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2% of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4% of such aggregate debit items. Business may not be expanded if net capital is less than 5% of such aggregate debit items. As of March 31, 1997, PWI's net capital of $1,078,573 was 18% of aggregate debit items and its net capital in excess of the minimum required was $958,766.


Note 9: Financial Instruments with Off-Balance-Sheet Risk

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

In connection with its market risk management and principal trading activities, the Company may enter into a derivative contract to manage the risk arising from other financial instruments or to take a position based upon expected future market conditions. The Company also takes positions to facilitate client transactions and acts as a market-maker in certain listed and unlisted securities. These contracts are valued at market, and unrealized gains and losses are reflected in the consolidated financial statements.

A large portion of the Company's derivative financial instruments are "to be announced" mortgage securities requiring forward settlement. As a principal in the mortgage-backed securitization business, the Company has outstanding forward purchase and sale agreements committing the Company to deliver participation certificates and mortgage-backed securities.

Set forth below are the gross contract or notional amounts of all off-balance-sheet derivative financial instruments held or issued for trading purposes. These amounts are not reflected in the Consolidated Statements of Financial Condition and are indicative only of the volume of activity at March 31, 1997 and December 31, 1996. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions.

                                                                   Notional or Contract Amount
                                                  --------------------------------------------------------------
                                                           March 31, 1997                December 31, 1996
                                                  --------------------------------------------------------------
                                                     Purchases          Sales         Purchases         Sales
                                                  ---------------    ------------    -----------     -----------
Mortgage-backed forward contracts
  and options written and purchased                 $18,126,310      $21,000,318     $13,443,158     $16,383,162

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                               1,638,101        1,662,126         440,864         434,072

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                         545,384          856,795         442,500         888,784

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                               4,722,355        4,258,314       2,916,929       3,183,749

Interest rate swaps and caps                            391,046          325,670         438,562         415,597

Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of March 31, 1997 and December 31, 1996. The fair value amounts are determined by quoted market prices and pricing models which consider the time value and volatility of the underlying instruments. Changes in fair value are reflected in principal transactions revenues as incurred. The amounts are netted by counterparty only when the criteria of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," are met.

                                                        Fair Value at                      Fair Value at
                                                        March 31, 1997                    December 31, 1996
                                               -----------------------------------      ----------------------
                                                   Assets           Liabilities          Assets    Liabilities
                                               --------------    -----------------      -------    -----------
Mortgage-backed forward contracts and
  options written and purchased                   $208,600           $177,396           $78,800     $ 50,480

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                             31,983             31,583            21,857       21,647

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                     52,098             38,006            56,679       30,919

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                             11,161            117,853            15,431      131,088

Interest rate swaps and caps                        10,670              4,828            12,654        8,216

Set forth below are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended March 31, 1997 and the twelve months ended December 31, 1996. The average fair value is based upon the average of the month-end balances during the periods indicated.

                                                           Average Fair Value                  Average Fair Value
                                                           Three Months Ended                 Twelve Months Ended
                                                             March 31, 1997                    December 31, 1996
                                              ----------------------------------------       ----------------------
                                                    Assets             Liabilities            Assets    Liabilities
                                              ------------------   -------------------       --------   -----------
Mortgage-backed forward contracts and
  options written and purchased                    $125,036             $114,252             $150,053     $145,396

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                              36,254               35,778               37,872       43,132

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                      49,159               28,973               34,583       20,699

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                               8,000              129,313               25,027       90,877

Interest rate swaps and  caps                        10,976                5,024                5,407        1,782

The Company also enters into agreements to sell securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Consolidated Statements of Financial Condition.

The off-balance-sheet derivative trading transactions are generally short-term. At March 31, 1997 approximately 99% of the off-balance-sheet derivative trading financial instruments had remaining maturities of less than one year.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Consolidated Statements of Financial Condition and amounted to $314,512 and $185,421 at March 31, 1997 and December 31, 1996, respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The table below summarizes the Company's principal transaction revenues by business activity for the three months ended March 31, 1997 and 1996. Principal transaction revenues include realized and unrealized gains and losses on trading positions, including hedges. In assessing the profitability of its trading activities, the Company views net interest and principal transactions revenues in the aggregate.

                                                                                  Principal Transaction Revenue
                                                                                  -----------------------------
                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                         ---------------
                                                                                    1997                 1996
                                                                                  --------             --------
Taxable fixed income (includes futures and options contracts, mortgage-backed
        forwards, foreign currency forwards, and other securities)                $132,591             $157,483
Equities (includes equity index futures, equity index options and swaps, and
        equity options contracts)                                                   93,285              106,022
Municipals                                                                          30,660               32,871
                                                                                  --------             --------
                                                                                  $256,536             $296,376
                                                                                  ========             ========

Held or Issued for Purposes Other Than Trading
The Company enters into interest rate swap agreements to ensure that the interest rate characteristics of assets and liabilities are matched. As of March 31, 1997 and December 31, 1996, the Company had outstanding interest rate swap agreements with commercial banks with notional principal amounts of $2,495,925 and $2,112,200, respectively. These agreements effectively converted substantially all of the Company's fixed rate debt at March 31, 1997 into floating rate debt. The interest rate swap agreements entered into have had the effect of reducing net interest expense on the Company's long-term borrowings by $3,120 and $1,921 for the three months ended March 31, 1997 and 1996. The difference to be received or paid on the swap agreements is included in interest expense as incurred and any related receivable from or payable to counterparties is reflected as an asset or liability, accordingly. The Company had no deferred gains or losses related to terminated swap agreements at March 31, 1997 and December 31, 1996. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements are large financial institutions and the Company has not experienced defaults in the past and management does not anticipate any counterparty defaults in the foreseeable future. See Note 2 for further discussion of interest rate swap agreements used for hedging purposes.


Note 10: Risk Management

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

Market risk modeling is based on estimating loss exposure through stress testing. These results are compared to established limits, and exceptions are subject to review and approval by senior management. Other market risk control procedures include monitoring inventory agings, reviewing traders' marks and regular meetings between the senior management of the business groups and the risk management group.

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

The Company may pledge clients' margined securities as collateral in support of securities loaned and bank loans, as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At March 31, 1997, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Client transactions include positions in commodities and financial futures, trading liabilities and written options. The risk to the Company's clients in these transactions can be substantial, principally due to price volatility which can reduce the clients' ability to meet their obligations. Margin deposit requirements pertaining to commodity futures and options transactions are generally lower than those for exchange-traded securities. To the extent clients are unable to meet their commitments to the Company and margin deposits are insufficient to cover outstanding liabilities, the Company may take market action and credit losses could be realized.

Client trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at March 31, 1997 were settled without material adverse effect on the Company's consolidated financial statements, taken as a whole.

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


Note 11: Commitments and Contingencies
At March 31, 1997 and December 31, 1996, the Company was contingently liable under unsecured letters of credit totaling $154,458 and $303,543, respectively, which approximates fair value. At March 31, 1997, certain of the Company's subsidiaries were contingently liable as issuer of $85,517 of notes payable to managing general partners of various limited partnerships pursuant to Internal Revenue Service guidelines. There is no market for these contingent liabilities, therefore, it is not practicable to estimate their fair value. In addition, as part of the 1995 limited partnership settlements, the Company has agreed, under certain circumstances, to provide to class members additional consideration including assignment of any and all fees the Company is entitled to receive from certain partnerships. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole.

In February 1996, two limited partnerships, in which a subsidiary of the Company serves as the general partner and certain key employees serve as the limited partners, entered into two unsecured credit facilities with a commercial bank under which the bank agreed to make unsecured loans to the limited partnerships of up to $77,525. The Company entered into an agreement with the bank to purchase the loans under certain specific circumstances. At March 31, 1997, $55,709 had been loaned to the limited partnerships.

In meeting the financing needs of certain of its clients, the Company may also issue standby letters of credit which are fully collateralized by marginable securities. At March 31, 1997, the Company had outstanding $31,521 of such standby letters of credit. At March 31, 1997 and December 31, 1996, securities with fair value of $229,857 and $215,286, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

In the normal course of business, the Company enters into when-issued transactions, underwriting and other commitments. Also, clients may be extended lines of credit collateralized by mortgages and other real estate interests. These commitments are generally entered into at variable rates of interest based on LIBOR. At March 31, 1997, the unused portion of such lines of credit amounted to $636,031, relating to commercial real estate commitments. Settlement of these transactions at March 31, 1997 would not have had a material impact on the Company's consolidated financial statements, taken as a whole.

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

Note 12: Income Taxes

The reconciliation of income taxes, computed at the statutory federal rates, to the provision for income taxes recorded is as follows:

                                                             Three Months Ended
                                                                  March 31
                                                           ---------------------
                                                           1997             1996
                                                           ----             ----
Tax at statutory federal rate                              35.0%            35.0%
State and local income taxes,
   net of federal tax benefit                               4.0              4.3
Foreign rate differential                                  (1.1)            (0.8)
Nontaxable dividends & interest                            (0.8)            (1.0)
Minority interest                                          (1.1)             --
Other, net                                                 (0.1)            (2.5)
                                                           ----             ----
                                                           35.9%            35.0%
                                                           ====             ====

Income taxes paid were $102,598 and $47,742 for the three months ended March 31, 1997 and 1996, respectively.


Note 13: Earnings Per Common Share

For the three months ended March 31, 1997 and 1996, the Company computed its earnings per common share under the modified treasury stock method in accordance with APB Opinion No. 15, "Earnings Per Share", by dividing net income, adjusted for preferred stock dividends and any interest savings, by the weighted-average common and common equivalent shares outstanding during each period presented. Common equivalent shares include common shares issuable under the Company's stock option and award plans, the conversion of convertible debentures and convertible preferred stock, and restricted stock outstanding.

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

Business conditions were generally favorable for the securities industry for the first two months of 1997 before experiencing a market decline in March. Overall, there was considerable volatility in financial markets in the first quarter of 1997. U.S. economic growth was strong during the quarter and the Federal Reserve pursued a more restrictive monetary policy. During the quarter the yield on the 30-year Treasury bond increased from 6.62% to 7.10% and the yield on 90-day Treasury bills increased from 5.21% to 5.33%. Stock prices were volatile, with the S&P 500 Index appreciating 6.8% during the first two months of the quarter but declining 4.3% in March. Trading was active during the quarter, with average daily volume on the New York Stock Exchange of 515 million shares, versus 428 million shares in the first quarter of 1996.

ITEM 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Results of Operations

Quarter Ended March 31, 1997 compared to Quarter Ended March 31, 1996

The Company's net income for the quarter ended March 31, 1997 was $100.8 million, or $0.99 per primary share ($0.95 per fully diluted share) compared to net income of $100.5 million, or $0.96 per primary share ($0.92 per fully diluted share) earned during the first quarter of 1996. During the first quarter of 1997, revenues, net of interest expense, were $984.8 million, 2.3% higher than the first quarter of 1996.

Commission revenues earned during the first quarter of 1997 were $370.4 million, slightly higher than the $368.2 million earned during the prior year quarter. Commissions on the sale of over-the-counter securities increased $5.2 million or 16.2% and mutual funds and insurance commissions increased $3.0 million or 3.0%. These increases were partially offset by a decline in listed securities and options commissions.

Principal transactions revenues decreased $39.8 million, or 13.4%, principally reflecting lower results in taxable fixed income securities and equities.

Asset management fees increased 12.4% to $121.0 million, due to higher revenues earned on managed or "wrap" and trust accounts. Average assets in wrap and trust accounts during the first quarter of 1997 were approximately 35% higher than during the first quarter of 1996. The average assets under management in money market, institutional and long-term mutual funds were approximately $44.4 billion during the first quarter of 1997 and approximately $45.4 billion during the first quarter of 1996.

Investment banking revenues were $97.8 million, 19.4% higher than the $81.9 million earned during the first quarter of 1996. The current year quarter reflects an increase in financial advisory activity and increased level of corporate securities and municipal underwritings.

Net interest increased $23.0 million, or 29.5% primarily due to increased margin lending to customers and an increased level of fixed income positions offset by higher interest expense on increased borrowings.

Compensation and benefits for the quarter ended March 31, 1997 were $574.0 million as compared to $567.0 million during the prior year quarter. Compensation increased primarily due to normal salary increases. Compensation and benefits as a percent of net revenues were 58.3% during the first quarter of 1997, as compared to 58.9% during the comparable period in 1996.

All other operating expenses were $245.9 million, as compared to $241.0 million for the prior year quarter. Principal drivers of the increase in non-compensation costs were technology costs associated with preparations for the millenium, as well as increased legal fees.

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

Liquidity

The Company maintains a highly liquid balance sheet with the majority of assets consisting of trading assets, securities purchased under agreements to resell, securities borrowed, and receivables from clients, brokers and dealers, which are readily convertible into cash. The nature of the Company's business as a securities dealer results in carrying significant levels of trading inventories in order to meet its client and proprietary trading needs. The Company's total assets may fluctuate from period to period as a result of changes in the level of trading positions held to facilitate client transactions, the volume of resale and repurchase transactions, and proprietary trading strategies. These fluctuations depend significantly upon economic and market conditions, and transactional volume.

The Company's total assets at March 31, 1997 were $57.6 billion compared to $52.5 billion at December 31, 1996, reflecting increases primarily in securities purchased under agreements to resell, securities borrowed and securities inventory. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and long-term borrowings.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has a committed unsecured senior revolving credit agreement to provide up to $1.2 billion through December 1997. Certain of the Company's subsidiaries have a committed secured revolving credit facility to provide up to an aggregate of $750.0 million through August 1997, with provisions for renewal through August 2000. The secured borrowings under this facility can be collateralized using a variety of financial instruments. The facilities are available for general corporate purposes. At March 31, 1997, there were no outstanding borrowings under these credit facilities. Additionally, the Company had approximately $4.9 billion in uncommitted lines of credit at March 31, 1997.

The Company maintains public shelf registration statements with the SEC for the issuance of debt securities. During the first quarter of 1997, the Company issued $246.5 million of Medium-Term Senior Notes under these registration statements. At March 31, 1997, the Company had approximately $2.1 billion in debt securities available for issuance under these registration statements.

In October 1996, the Company filed a shelf registration statement with the SEC to issue up to an aggregate of $500.0 million of preferred trust securities of PWG Capital Trusts I, II, III, and IV ("Preferred Trust Securities"), business trusts formed under the Delaware law which are wholly owned subsidiaries of the Company, and debt securities of the Company. In December 1996, PWG Capital Trust I issued $195.0 million of 8.30% Preferred Trust Securities, and in January 1997, PWG Capital Trust II issued $198.5 million of 8.08% Preferred Trust Securities, under this registration statement. At March 31, 1997, $106.5 million in Preferred Trust Securities of the remaining business trusts and debt securities of the Company were available for issuance under this registration statement. (For further discussion on the Preferred Trust Securities, see Note 6 in the Company's Notes to Consolidated Financial Statements.)

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy which provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base. The Company's total capital base, which includes long-term borrowings, preferred stock and stockholders' equity, grew to $5.3 billion at March 31, 1997, an increase of $442.7 million from December 31, 1996. The growth in capital is primarily due to the net increase in long-term borrowings of $195.1 million, the issuance of $198.5 million of Preferred Trust Securities and an increase in stockholders' equity of $48.6 million.

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


The increase in long-term borrowings primarily reflects the net issuance of medium term notes. The increase in stockholders' equity is primarily the result of net income for the three months ended March 31, 1997 of $100.8 million, the issuance of approximately 1,998,000 shares of common stock related to employee compensation programs for $28.7 million, and net amortization of restricted stock awards of $13.2 million. These increases were offset by the repurchase of approximately 2,876,000 shares of common stock for $95.2 million and dividends accrued of $20.9 million. At March 31, 1997, the remaining number of shares authorized to be repurchased under the Company's common stock repurchase program was approximately 11.1 million.

PWI is subject to the net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc. and the Commodity Futures Trading Commission which are designed to measure the financial soundness and liquidity of broker-dealers. PWI has consistently maintained net capital in excess of the minimum requirements imposed by these agencies. In addition, the Company has other banking and securities subsidiaries, both domestic and foreign, which have also consistently maintained net regulatory capital in excess of requirements.

Merchant Banking and Highly Leveraged Transactions

In connection with its merchant banking and commercial real estate activities, the Company has provided financing and made investments in companies, some of which are involved in highly leveraged transactions. Positions taken or commitments made by the Company may involve credit or market risk from any one issuer or industry.

The Company's activities include underwriting and market-making transactions in high-yield securities. These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness and lower credit ratings and are, therefore, more vulnerable to general economic conditions. At March 31, 1997, the Company held $207.9 million of high-yield securities, with approximately 42% of such securities attributable to three issuers. The Company continually monitors its risk positions associated with high-yield securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in revenues. For the three months ended March 31, 1997 and 1996, the Company recorded pre-tax trading revenues on transactions in high-yield securities of $1.8 million and $2.7 million, respectively.

Derivative Financial Instruments

A derivative financial instrument represents a contractual agreement between counterparties and has value that is derived from changes in the value of some other underlying asset such as the price of another security, interest rates, currency exchange rates, specified rates (e.g. LIBOR) or indices (e.g. S&P 500), or the value referenced in the contract. Derivatives, such as futures, certain options contracts and structured products (e.g. indexed warrants) are traded on exchanges, while derivatives such as forward contracts, certain option contracts, interest rate swaps, caps and floors, and other structured products are negotiated in over-the-counter markets.

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


The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the Consolidated Statement of Financial Condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $56.0 billion and $41.1 billion at March 31, 1997 and December 31, 1996, respectively. These amounts included $36.8 billion and $22.4 billion, respectively, related to "to be announced" mortgage-backed securities requiring forward settlement.

For a more detailed discussion and disclosure on derivative financial instruments, see Note 9 "Financial Instruments with Off-Balance-Sheet Risk" and
Note 10 "Risk Management" in the Notes to Consolidated Financial Statements.

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions in which compensatory damages of $168 million or more appear to be sought, and in which there have been material developments during the quarter, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $168 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $168 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, and intends to defend actively each such case. The following developments have occurred in the case below, which was previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In Re NASDAQ Market-Maker Antitrust Litigations

In Re NASDAQ Market-Maker Antitrust Litigation, the United States District Court for the Southern District of New York granted plaintiffs' motion for certification of a class that includes institutional investors, as well as the retail investors previously certified.

The Stipulation and Order among various firms, including PaineWebber Incorporated, and the United States Department of Justice resolving a civil complaint filed by the Department of Justice has been approved by the United States District Court of the Southern District of New York.

Limited Partnership Class Actions

A notice of appeal to the Federal Court of Appeals has been filed from the judgment approving the settlement by the same investors who objected in the District Court.

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) Proxies for the Annual Meeting of Stockholders held on May 1, 1997 were solicited by the Company pursuant to Regulation 14A of the Securities Act of 1934, as amended.

(c)      Matters voted upon at the Annual Meeting of Stockholders:

         (1) The election of five directors to the Board of Directors to hold office for a term of three years. There was no solicitation in opposition of the nominees and all such nominees were elected. There were no broker non-votes with respect to the election of Directors.

                                                  Votes For          Votes Withheld
                                                 ----------          --------------
E.G. Bewkes, Jr.                                 72,366,108              683,125
F.P. Doyle                                       72,398,557              650,676
N. Kiyono                                        72,406,433              642,800
E. Randall, III                                  72,378,089              671,144
Y. Seki                                          69,796,271            3,252,962

         (2) The ratification of the selection by the Board of Directors of Ernst & Young LLP as the Company's independent public accountants for the 1997 fiscal year.

Votes for:                                                            72,765,123
Votes against:                                                           119,610
Abstentions:                                                             164,500
Broker Non-Votes:                                                              0

ITEM 6.  Exhibits and Reports on Form 8-K

  (a)  The following exhibits are filed herewith:
        Exhibit 11     -   Computation of Earnings per Common Share
        Exhibit 12.1   -   Computation of Ratio of Earnings to Combined Fixed
                           Charges and Preferred Stock Dividends
        Exhibit 12.2   -   Computation of Ratio of Earnings to Fixed Charges
        Exhibit 27     -   Financial Data Schedule
  (b)  Reports on Form 8-K:
        None

                                   SIGNATURE






Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    Paine Webber Group Inc.
                                                    --------------------------
                                                         (Registrant)








Date:  May 15, 1997                                 By: /s/ Regina A. Dolan
                                                       -------------------------
                                                        Regina A. Dolan
                                                        Vice President,
                                                        Chief Financial Officer