Form 10-Q
period 1997-06-30
PAINE WEBBER GROUP INC
filed 1997-08-07
CIK 75754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            ------------------------

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                             -----------------------


On August 1, 1997 the Registrant had outstanding 91,470,935 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                             PAINE WEBBER GROUP INC.
                                    FORM 10-Q
                                  JUNE 30, 1997



                                TABLE OF CONTENTS




PART I.          FINANCIAL INFORMATION                                     Page
                 ---------------------                                     ----
    Item 1.      Financial Statements.


                 Consolidated Statements of Income
                 (unaudited) for the Three Months and Six
                 Months Ended June 30, 1997 and 1996.                          2

                 Consolidated Statements of Financial
                 Condition (unaudited) at June 30, 1997
                 and December 31, 1996.                                        3

                 Consolidated Statements of Cash Flows
                 (unaudited) for the Six Months Ended
                 June 30, 1997 and 1996.                                       4

                 Notes to Consolidated Financial Statements
                 (unaudited).                                               5-14

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.                                               15-18


PART II.         OTHER INFORMATION

    Item 1.      Legal Proceedings.                                           19
    Item 6.      Exhibits and Reports on Form 8-K.                            19

                 Signature.                                                   20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             PAINE WEBBER GROUP INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                        Three Months Ended                     Six Months Ended
                                                             June 30,                              June 30,
                                                 -------------------------------       -------------------------------
                                                     1997               1996               1997               1996
                                                 ------------       ------------       ------------       ------------
REVENUES
       Commissions                               $    346,911       $    362,695       $    717,297       $    730,880
       Principal transactions                         255,225            251,848            511,761            548,224
       Asset management                               125,327            111,392            246,295            219,047
       Investment banking                             110,938            102,077            208,712            183,932
       Other                                           34,230             40,962             72,304             71,458
       Interest                                       747,138            562,190          1,391,091          1,107,649
                                                 ------------       ------------       ------------       ------------
           Total revenues                           1,619,769          1,431,164          3,147,460          2,861,190
       Interest expense                               643,829            481,541          1,186,686            948,932
                                                 ------------       ------------       ------------       ------------
           Net revenues                               975,940            949,623          1,960,774          1,912,258
                                                 ------------       ------------       ------------       ------------

NON-INTEREST EXPENSES
       Compensation and benefits                      574,231            568,690          1,148,248          1,135,681
       Office and equipment                            68,757             65,233            136,824            133,974
       Communications                                  37,762             39,821             75,969             78,512
       Business development                            18,190             18,965             36,810             37,516
       Brokerage, clearing & exchange fees             21,507             21,248             44,062             46,740
       Professional services                           29,276             25,052             56,816             48,627
       Other                                           74,890             70,288            145,814            136,266
                                                 ------------       ------------       ------------       ------------
           Total non-interest expenses                824,613            809,297          1,644,543          1,617,316
                                                 ------------       ------------       ------------       ------------

INCOME BEFORE TAXES AND MINORITY INTEREST             151,327            140,326            316,231            294,942
                                                 ------------       ------------       ------------       ------------

PROVISION FOR INCOME TAXES:
       Federal                                         35,075             38,933             80,934             76,286
       State, local and foreign                        15,067              9,181             28,428             25,943
                                                 ------------       ------------       ------------       ------------
                                                       50,142             48,114            109,362            102,229
                                                 ------------       ------------       ------------       ------------

INCOME BEFORE MINORITY INTEREST                  $    101,185       $     92,212       $    206,869       $    192,713
       Minority interest                                8,061                 --             12,910                 --
                                                 ------------       ------------       ------------       ------------

NET INCOME                                       $     93,124       $     92,212       $    193,959       $    192,713
                                                 ============       ============       ============       ============

Net income applicable to common shares           $     85,972       $     86,088       $    179,760       $    180,435
                                                 ============       ============       ============       ============
Earnings per common share:
           Primary                               $       0.91       $       0.90       $       1.91       $       1.87
           Fully diluted                         $       0.87       $       0.86       $       1.82       $       1.76
Weighted-average common shares:
           Primary                                 94,541,828         95,198,040         94,228,362         96,476,520
           Fully diluted                          100,262,593        102,317,004        100,414,256        103,958,404


Dividends declared per common share              $       0.15       $       0.12       $       0.30       $       0.24




See notes to consolidated financial statements.

                             PAINE WEBBER GROUP INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                                                    June 30,          December 31,
                                                                                      1997                1996
                                                                                  ------------        ------------
ASSETS
Cash and cash equivalents                                                         $    226,973        $    383,856
Cash and securities segregated and on deposit for
    federal and other regulations                                                      492,890             499,761
Trading assets, at fair value                                                       16,316,357          16,823,307
Securities purchased under agreements to resell                                     23,160,177          20,746,831
Securities borrowed                                                                  9,118,209           7,380,374
Receivables:
    Clients, net of allowance for doubtful accounts of
          $20,833 and $12,109 at June 30, 1997 and
          December 31, 1996, respectively                                            4,657,961           4,327,996
    Brokers and dealers                                                                282,597             273,737
    Dividends and interest                                                             384,123             350,796
    Fees and other                                                                     141,894             136,545
Office equipment and leasehold improvements, net of accumulated depreciation and amortization of $370,173 and $343,322 at
    June 30, 1997 and December 31, 1996, respectively                                  316,200             313,261
Other assets                                                                         1,366,152           1,277,036
                                                                                  ------------        ------------
                                                                                  $ 56,463,533        $ 52,513,500
                                                                                  ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                             $  1,691,112        $  1,337,646
Trading liabilities, at fair value                                                   7,133,355           6,621,891
Securities sold under agreements to repurchase                                      30,333,462          28,797,276
Securities loaned                                                                    4,678,835           3,459,860
Payables:
    Clients                                                                          4,718,059           4,883,344
    Brokers and dealers                                                                310,626             205,437
    Dividends and interest                                                             329,436             285,341
    Other liabilities and accrued expenses                                           1,147,878           1,290,555
Accrued compensation and benefits                                                      635,771             737,376
                                                                                  ------------        ------------
                                                                                    50,978,534          47,618,726
Long-term borrowings                                                                 3,059,814           2,781,694
                                                                                  ------------        ------------
                                                                                    54,038,348          50,400,420
                                                                                  ------------        ------------
Commitments and contingencies

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
    Trusts holding solely Company Guaranteed Related Subordinated Debt                 393,750             195,000
Redeemable Preferred Stock                                                             188,162             187,655

Stockholders' Equity:
    Convertible Preferred Stock                                                        100,000             100,000
    Common stock, $1 par value, 200,000,000 shares authorized;
          issued 109,430,782 shares and 108,358,178 shares at
          June 30, 1997 and December 31, 1996, respectively                            109,431             108,358
    Additional paid-in capital                                                         957,406             913,927
    Retained earnings                                                                1,161,154           1,009,448
                                                                                  ------------        ------------
                                                                                     2,327,991           2,131,733
    Treasury stock, at cost; 17,952,578 shares at June 30, 1997
          and 15,366,234 shares at December 31, 1996, respectively                    (433,507)           (331,907)
    Unamortized cost of restricted stock                                               (46,665)            (67,533)
    Foreign currency translation adjustment                                             (4,546)             (1,868)
                                                                                  ------------        ------------
                                                                                     1,843,273           1,730,425
                                                                                  ------------        ------------
                                                                                  $ 56,463,533        $ 52,513,500
                                                                                  ============        ============

See notes to consolidated financial statements.

                             PAINE WEBBER GROUP INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (In thousands of dollars)

                                                                      Six Months Ended
                                                                          June 30,
                                                               ------------------------------
                                                                   1997               1996
                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $   193,959        $   192,713
     Adjustments to reconcile net income to cash
         used for operating activities:
     Noncash items included in net income:
         Depreciation and amortization                              35,274             29,891
         Deferred income taxes                                      10,571             89,047
         Amortization of deferred charges                           84,809             79,448
         Other                                                      37,111             18,992
     (Increase) decrease in operating receivables:
         Clients                                                  (321,241)          (150,640)
         Brokers and dealers                                        (8,860)            22,402
         Dividends and interest                                    (33,327)           (58,297)
         Fees and other                                             (5,349)          (127,381)
     Increase (decrease) in operating payables:
         Clients                                                  (165,285)           (74,775)
         Brokers and dealers                                       105,189             86,083
         Dividends and interest                                     44,095             10,515
         Other                                                    (254,961)          (187,583)
     (Increase) decrease in:
         Trading assets                                            506,950           (179,017)
         Securities purchased under agreements to resell        (2,413,346)        (4,348,129)
         Securities borrowed                                    (1,737,835)           289,462
         Cash and securities on deposit                              6,871             (7,974)
         Other assets                                             (167,373)          (207,782)
     Increase (decrease) in:
         Trading liabilities                                       511,464           (207,895)
         Securities sold under agreements to repurchase          1,536,186          3,521,420
         Securities loaned                                       1,218,975            826,846
                                                               -----------        -----------
     Cash used for operating activities                           (816,123)          (382,654)
                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Payments for) proceeds from:
         Sales of  investments                                          --            122,032
         Office equipment and leasehold improvements               (36,682)           (24,812)
                                                               -----------        -----------
     Cash (used for) provided by investing activities              (36,682)            97,220
                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from short-term borrowings                       353,466            238,245
     Proceeds from:
         Long-term borrowings                                      399,645            160,126
         Employee stock transactions                                41,781             19,341
         Issuance of Preferred Trust Securities                    198,750                 --
     Payments for:
         Long-term borrowings                                     (122,596)           (44,840)
         Repurchases of common stock                              (133,380)          (121,646)
         Dividends                                                 (41,744)           (37,452)
                                                               -----------        -----------
     Cash provided by financing activities                         695,922            213,774
                                                               -----------        -----------
     Decrease in cash and cash equivalents                        (156,883)           (71,660)
     Cash and cash equivalents, beginning of period                383,856            222,497
                                                               -----------        -----------
     Cash and cash equivalents, end of period                  $   226,973        $   150,837
                                                               ===========        ===========

See notes to consolidated financial statements.

                             PAINE WEBBER GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (In thousands of dollars except share and per share amounts)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary, PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. The financial information as of and for the periods ended June 30, 1997 and 1996 is unaudited. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been made. The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year. The Company's principal line of business is to serve the investment and capital needs of individual, corporate, institutional and public agency clients.

Trading Instruments

Trading assets and liabilities are recorded in the Consolidated Statement of Financial Condition on a trade date basis at June 30, 1997 and a settlement date basis at December 31, 1996. The difference between trade date and settlement date basis was not material.

Derivative Financial Instruments

A derivative is typically defined as an instrument whose value is "derived" from an underlying instrument or index such as a forward, future, swap or option contract and other financial instruments with similar characteristics. A derivative financial instrument also includes firm or standby commitments for the purchase of securities. The derivative definition does not include cash instruments whose values are derived from changes in the value of some asset or index, such as mortgage backed securities and structured notes. Derivative contracts generally represent future commitments to exchange interest payment streams based on the gross contract or notional amount or to purchase or sell financial instruments at specified terms and future dates.

In connection with the Company's market risk management and trading activities, the Company may enter into a derivative contract to manage the risk arising from other financial instruments or to take a position based upon expected future market conditions. The Company also takes positions to facilitate client transactions.

Derivative instruments held or issued for trading purposes are marked to market daily with the resulting unrealized gains and losses recorded on the Consolidated Statement of Financial Condition in trading assets or liabilities and the related profit or loss reflected in principal transactions. The fair value of an exchange-traded derivative such as futures and certain option contracts is determined by quoted market prices while the fair value of derivatives negotiated in over-the-counter markets are valued based upon pricing models which consider time value and volatility, as well as other economic factors.

A large portion of the Company's derivative financial instruments are "to be announced" mortgage securities requiring forward settlement. As a principal in the mortgage-backed securities business, the Company has outstanding forward purchase and sale agreements committing the Company to receive or deliver mortgage-backed securities. These forward contracts are generally short term with maturity or settlement dates ranging from 30 to 90 days. The forward contracts are marked to market daily, with unrealized gains and losses recorded in trading assets or liabilities on the Consolidated Statement of Financial Condition and the related profit or loss reflected in principal transactions revenues. The fair value of these contracts are determined based upon quoted market prices and pricing models.

The Company also enters into interest rate swap agreements to modify the interest rate characteristics of its outstanding debt. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on a variable interest rate over the life of the agreement without the exchange of the notional amount upon which the payments are based. The Company accounts for interest rate swap agreements used for hedging purposes on the accrual method. The difference to be paid or received on the swap agreements is accrued as an adjustment to interest expense as incurred. The related receivable from or payable to counterparties is reflected as an asset or liability, accordingly. The fair value of the swap agreements are not recognized in the financial statements. Any gains and losses on early terminations of swap agreements are deferred as an adjustment to the carrying amount of the debt and amortized as an adjustment to interest expense over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of debt, any realized or unrealized gain or loss from the related swap would be recognized in income coincident with the extinguishment.

Accounting Changes

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 introduces the financial-components approach which focuses on the recognition of financial assets an entity controls and the derecognition of financial assets for which control has been transferred. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125", which delays until January 1, 1998 the implementation of SFAS No. 125 as it relates to 1) secured borrowings and collateral, and 2) for the transfer of financial assets that are part of repurchase agreements, dollar-roll, securities lending and similar transactions. Effective January 1, 1997 the Company adopted portions of SFAS No. 125 (those not deferred by SFAS. No 127) which did not have a material impact on the Company's consolidated financial statements, taken as a whole. The Company does not expect the adoption of the portions of SFAS No. 125 deferred by SFAS No. 127 to have a material impact on the Company's consolidated financial statements, taken as a whole.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior periods. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share." Under the new requirements for calculating EPS, the presentation of primary EPS will be replaced with basic EPS and fully diluted EPS will be replaced with diluted EPS. Basic EPS excludes dilution and is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS will reflect all potential dilutive securities (similar to fully diluted EPS under APB No. 15). If this statement had been in effect, basic EPS would have been $0.08 and $0.07 higher for the quarters ended June 30, 1997 and 1996, respectively and $0.16 and $0.14 higher for the six month periods ended June 30, 1997 and 1996, respectively. The difference between diluted and fully diluted would not have been material.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income. SFAS No. 131 establishes standards for disclosures about the Company's reportable operating segments. The adoption of these statements will not have an effect on the Company's consolidated financial statements.

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

At June 30, 1997 and December 31, 1996, the fair values of long-term borrowings were $3,070,813 and $2,813,699, respectively, as compared to the carrying amounts of $3,059,814 and $2,781,694, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for substantially all of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating rate payments, which partially offset the effect of the changes in interest rates on the fair value of the Company's long-term borrowings.

The fair value of interest rate swaps used to hedge the Company's long-term borrowings is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The fair values of the interest rate swaps were $30,383 and $21,170 payable at June 30, 1997 and December 31, 1996, respectively. The carrying amounts of the interest rate swap agreements at June 30, 1997 and December 31, 1996 were net receivables of $3,636 and $3,252, respectively, and are included in "Dividends and interest" in the Company's Consolidated Statement of Financial Condition. See Notes 1 and 9 for further discussion of interest rate swap agreements used for hedging purposes.


NOTE 3: TRADING INVENTORIES

Trading assets and liabilities, recorded at fair value, consisted of the following:

                                                          June 30,        December 31,
                                                            1997              1996
                                                        -----------       -----------
    Trading assets:
       U.S. government and agency obligations           $ 4,494,691       $ 4,767,991
       Mortgages and mortgage-backed securities           5,774,269         5,968,704
       Corporate debt securities                          3,323,412         3,284,235
       Commercial paper and other short-term debt         1,400,027         1,457,226
       Corporate equity securities                          842,487           776,352
       State and municipal obligations                      481,471           568,799
                                                        -----------       -----------
                                                        $16,316,357       $16,823,307
                                                        ===========       ===========
    Trading liabilities:
       U.S. government and agency obligations           $ 5,533,217       $ 5,118,658
       Corporate equity securities                          726,666           756,686
       Corporate debt securities                            726,072           672,683
       Mortgages and mortgage-backed securities              84,783            53,845
       State and municipal obligations                       62,617            20,019
                                                        -----------       -----------
                                                        $ 7,133,355       $ 6,621,891
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

Short-term borrowings at June 30, 1997 and December 31, 1996 consisted of the following:

                                                   June 30,          December 31,
                                                     1997                1996
                                                  ----------         ------------
         Commercial paper                         $  652,094          $  688,910
         Bank loans and other                        844,018             648,736
         Medium-Term Notes                           195,000                  --
                                                  ----------          ----------
                                                  $1,691,112          $1,337,646
                                                  ==========          ==========

NOTE 5: LONG-TERM BORROWINGS

Long-term borrowings at June 30, 1997 and December 31, 1996 consisted of the following:

                                                     June 30,        December 31,
                                                       1997              1996
                                                    ----------       ------------
Fixed Rate Notes due 1998 - 2014                    $1,547,608        $1,547,398
Fixed Rate Subordinated Notes due 2002                 174,544           174,500
Medium-Term Senior Notes                             1,096,425           747,725
Medium-Term Subordinated Notes                         214,150           276,150
Other                                                   27,087            35,921
                                                    ----------        ----------
                                                    $3,059,814        $2,781,694
                                                    ==========        ==========

At June 30, 1997, interest rates on the remaining fixed rate notes and subordinated notes due 1998 - 2014 range from 6 1/4% to 9 1/4% and the weighted-average interest rate on these notes outstanding at June 30, 1997 was 7.52%. Interest on the notes is payable semi-annually.

At June 30, 1997, the Company had outstanding $846,925 of fixed rate Medium-Term Notes and $463,650 of variable rate Medium-Term Notes, with maturities of one year to thirty years from the date of issuance. The Medium-Term Notes outstanding at June 30, 1997 had an average maturity of 4.9 years and a weighted-average interest rate of 6.87%.

Total interest payments relating to agreements to repurchase, short-term borrowings, securities loaned and long-term borrowings were $1,145,274 and $938,439 for the six months ended June 30, 1997 and 1996, respectively.


NOTE 6: PREFERRED STOCK

Preferred stock, including preferred securities issued by subsidiary trusts, at June 30, 1997 and December 31, 1996 consisted of the following:

                                                              June 30,     December 31,
                                                                1997           1996
                                                              --------     ------------
9% Cumulative Redeemable Preferred Stock,
  Series C, $100.00 liquidation value; 2,500,000
  shares authorized, issued and outstanding                   $188,162       $187,655

6% Cumulative Convertible Redeemable Preferred
  Stock, Series A, $100.00 liquidation value; 1,000,000
  shares authorized, issued and outstanding                   $100,000       $100,000

Company-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trusts holding solely
  Company Guaranteed Related Subordinated Debt                $393,750       $195,000

PREFERRED SECURITIES ISSUED BY SUBSIDIARY TRUSTS

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts holding solely Company Guaranteed Related Subordinated Debt

In March 1997, PWG Capital Trust II, a business trust formed under Delaware law and a wholly owned subsidiary of the Company, issued $198,750 (7,950,000 securities) of 8.08% Preferred Trust Securities to the public at $25.00 per security and $6,147 (245,877 securities) of 8.08% Common Trust Securities to the Company at $25.00 per security. In December 1996, PWG Capital Trust I, a business trust formed under Delaware law and a wholly owned subsidiary of the Company, issued $195,000 (7,800,000 securities) of 8.30% Preferred Trust Securities to the public at $25.00 per security and $6,031 (241,238 securities) of 8.30% Common Trust Securities to the Company at $25.00 per security.

PWG Capital Trust I and II each exists for the sole purpose of issuing Preferred Trust Securities and Common Trust Securities (the "Trust Securities") and investing the proceeds in an equivalent amount of junior subordinated debentures of the Company. At June 30, 1997, the sole assets of PWG Capital Trust I and II, respectively, were $201,031 of 8.30% Junior Subordinated Debentures due December 1, 2036 and $204,897 of 8.08% Junior Subordinated Debentures due March 1, 2037 (collectively, the "Junior Subordinated Debentures"). The Company guarantees payments due from PWG Capital Trust I and II to the holders of the Preferred Trust Securities, on a subordinated basis, to the extent the Company has made principal and interest payments on the Junior Subordinated Debentures. These guarantees, together with the Company's obligations under the Junior Subordinated Debentures, provide a full and unconditional guarantee on a subordinated basis of amounts due on the Preferred Trust Securities. Distributions on the Preferred Trust Securities have been classified as minority interest in the Company's Consolidated Statement of Income. The Trust Securities have a stated liquidation value of $25.00 per security.

NOTE 7: COMMON STOCK

On August 7, 1997, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.15 per share payable on October 3, 1997 to stockholders of record on September 4, 1997. As of June 30, 1997, the Company had 33,985,555 authorized shares of common stock reserved for issuance in connection with convertible securities and stock option and stock award plans.

On August 7, 1997, the Company entered into an agreement with General Electric Capital Services to acquire a subsidiary. The principal effect of the transaction is the purchase of 6,000,000 shares of the Company's common stock for $219,000 ($36.50 per share) in cash.

NOTE 8: CAPITAL REQUIREMENTS

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2% of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4% of such aggregate debit items. Business may not be expanded if net capital is less than 5% of such aggregate debit items. As of June 30, 1997, PWI's net capital of $961,010 was 15% of aggregate debit items and its net capital in excess of the minimum required was $829,450.

NOTE 9: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Held or Issued for Trading Purposes

In order to measure derivative activity, notional or contract amounts are frequently utilized. Set forth below are the gross contract or notional amounts of the Company's outstanding derivative financial instruments held or issued for trading purposes. These amounts are not reflected in the Consolidated Statements of Financial Condition and are indicative only of the volume of activity at June 30, 1997 and December 31, 1996. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions.

                                                                    Notional or Contract Amount
                                                 -----------------------------------------------------------------
                                                         June 30, 1997                     December 31, 1996
                                                 -----------------------------       -----------------------------
                                                  Purchases           Sales           Purchases           Sales
                                                 -----------       -----------       -----------       -----------
Mortgage-backed forward contracts
  and options written and purchased              $20,629,699       $22,757,554       $13,443,158       $16,383,162

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                              921,019           976,027           440,864           434,072

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                      588,728         1,094,976           442,500           888,784

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                            3,649,676         2,528,433         2,916,929         3,183,749

Interest rate swaps and caps                         167,847            96,997           438,562           415,597

Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of June 30, 1997 and December 31, 1996. The fair value amounts are determined by quoted market prices and pricing models which consider the time value and volatility of the underlying instruments. Changes in fair value are reflected in principal transactions revenues as incurred. The amounts are netted by counterparty only when the criteria of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," are met.


                                                      Fair Value at               Fair Value at
                                                     June  30, 1997             December 31, 1996
                                                 -----------------------     ------------------------
                                                 Assets      Liabilities     Assets       Liabilities
                                                 ------      -----------     ------       -----------
Mortgage-backed forward contracts and
  options written and purchased                  $84,307       $83,804       $78,800       $ 50,480

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                           20,415        20,106        21,857         21,647

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                   64,242        33,868        56,679         30,919

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                           12,973        68,132        15,431        131,088

Interest rate swaps and caps                       6,284         2,345        12,654          8,216

Set forth below are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended June 30, 1997 and the twelve months ended December 31, 1996. The average fair value is based upon the average of the month-end balances during the periods indicated.

                                                     Average Fair Value          Average Fair Value
                                                     Three Months Ended          Twelve Months Ended
                                                       June 30, 1997              December 31, 1996
                                                 ------------------------      ------------------------
                                                 Assets       Liabilities      Assets       Liabilities
                                                 ------       -----------      ------       -----------
Mortgage-backed forward contracts and
  options written and purchased                  $98,369       $109,156       $150,053       $145,396

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                           22,372         22,006         37,872         43,132

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                   48,053         27,915         34,583         20,699

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                           10,614        117,596         25,027         90,877

Interest rate swaps and caps                       6,271          3,300          5,407          1,782

The Company also enters into agreements to sell securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Consolidated Statements of Financial Condition. See Note 1 for further discussion of derivative financial instruments.

The off-balance-sheet derivative trading transactions are generally short-term. At June 30, 1997 approximately 99% of the off-balance-sheet derivative trading financial instruments had remaining maturities of less than one year.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Consolidated Statements of Financial Condition and amounted to $188,221 and $185,421 at June 30, 1997 and December 31, 1996, respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The table below summarizes the Company's principal transaction revenues by business activity for the three months and six months ended June 30, 1997 and 1996. Principal transaction revenues include realized and unrealized gains and losses on trading positions, including hedges. In assessing the profitability of its trading activities, the Company views net interest and principal transactions revenues in the aggregate.

                                                                                Principal Transaction Revenue
                                                                    -----------------------------------------------------
                                                                          Three Months                   Six Months
                                                                         Ended June 30,                Ended June 30,
                                                                    -----------------------       -----------------------
                                                                      1997           1996           1997           1996
                                                                    --------       --------       --------       --------
Taxable fixed income (included futures and options contracts, mortgage-backed forwards, foreign currency forwards,
     and other securities)                                          $119,175       $121,158       $251,764       $278,641
Equities (includes equity index futures, equity index options
     and swaps, and equity options contracts)                         98,411         89,423        191,698        195,445
Municipals                                                            37,639         41,267         68,299         74,138
                                                                    --------       --------       --------       --------
                                                                    $255,225       $251,848       $511,761       $548,224
                                                                    ========       ========       ========       ========


Held or Issued for Purposes Other Than Trading

The Company enters into interest rate swap agreements to modify the interest rate characteristics of its outstanding debt. As of June 30, 1997 and December 31, 1996, the Company had outstanding interest rate swap agreements with commercial banks with notional principal amounts of $2,480,625 and $2,112,200, respectively. These agreements effectively converted substantially all of the Company's fixed rate debt at June 30, 1997 into floating rate debt. The interest rate swap agreements entered into have had the effect of reducing net interest expense on the Company's long-term borrowings by $6,373 and $4,870 for the six months ended June 30, 1997 and 1996. The Company had no deferred gains or losses related to terminated swap agreements at June 30, 1997 and December 31, 1996. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements are large financial institutions and the Company has not experienced defaults in the past and management does not anticipate any counterparty defaults in the foreseeable future. See Notes 1 and 2 for further discussion of interest rate swap agreements used for hedging purposes.

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

The Company may pledge clients' margined securities as collateral in support of securities loaned and bank loans, as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At June 30, 1997, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Client trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at June 30, 1997 were settled without material adverse effect on the Company's consolidated financial statements, taken as a whole.

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


NOTE 11: COMMITMENTS AND CONTINGENCIES

At June 30, 1997 and December 31, 1996, the Company was contingently liable under unsecured letters of credit totaling $269,816 and $303,543, respectively, which approximates fair value. At June 30, 1997, certain of the Company's subsidiaries were contingently liable as issuer of $55,974 of notes payable to managing general partners of various limited partnerships pursuant to certain partnership agreements. In addition, as part of the 1995 limited partnership settlements, the Company has agreed, under certain circumstances, to provide to class members additional consideration including assignment of any and all fees the Company is entitled to receive from certain partnerships. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole.

In February 1996, two limited partnerships, in which a subsidiary of the Company serves as the general partner and certain key employees serve as the limited partners, entered into two unsecured credit facilities with a commercial bank under which the bank agreed to make unsecured loans to the limited partnerships of up to $77,525. The Company entered into an agreement with the bank to purchase the loans under certain specific circumstances. At June 30, 1997, $54,177 had been loaned to the limited partnerships.

In meeting the financing needs of certain of its clients, the Company may also issue standby letters of credit which are fully collateralized by marginable securities. At June 30, 1997, the Company had outstanding $31,888 of such standby letters of credit. At June 30, 1997 and December 31, 1996, securities with fair value of $134,889 and $215,286, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

In the normal course of business, the Company enters into when-issued transactions, underwriting and other commitments. Also, clients may be extended lines of credit collateralized by mortgages and other real estate interests. These commitments are generally entered into at variable rates of interest based on LIBOR. At June 30, 1997, the unused portion of such lines of credit amounted to $1,308,110, relating to commercial real estate commitments. Settlement of these transactions at June 30, 1997 would not have had a material impact on the Company's consolidated financial statements, taken as a whole.

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

NOTE 12: INCOME TAXES

The reconciliation of income taxes, computed at the statutory federal rates, to the provision for income taxes recorded is as follows:

                                                        Three Months Ended            Six Months Ended
                                                              June 30                      June 30
                                                              -------                      -------
                                                         1997         1996           1997         1996
                                                         ----         ----           ----         ----
       Tax at statutory federal rates                    35.0%        35.0%          35.0%        35.0%
       State and local income taxes,
          net of federal tax benefit                      4.0          4.6            4.0          4.4
       Foreign rate differential                          1.8         (1.2)           0.3         (1.0)
       Nontaxable dividends & interest                   (1.0)        (2.0)          (0.9)        (1.5)
       Minority Interest                                 (2.0)         -             (1.5)         -
       Other, net                                        (4.7)        (2.2)          (2.3)        (2.3)
                                                         -----        -----          -----        -----
                                                         33.1%        34.2%          34.6%        34.6%
                                                         =====        =====          =====        =====


Income taxes paid were $125,849 and $66,195 for the six months ended June 30, 1997 and 1996, respectively.


NOTE 13: EARNINGS PER COMMON SHARE

For the three months and six months ended June 30, 1997 and 1996, the Company computed its earnings per common share under the modified treasury stock method in accordance with APB Opinion No. 15, "Earnings Per Share", by dividing net income, adjusted for preferred stock dividends and any interest savings, by the weighted-average common and common equivalent shares outstanding during each period presented. Common equivalent shares include common shares issuable under the Company's stock option and award plans, the conversion of convertible debentures and convertible preferred stock, and restricted stock outstanding.

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

Business conditions were generally favorable for the securities industry in the second quarter of 1997. The annual rate of real GDP declined from 4.9% in the first quarter of 1997 to 2.2% in the second quarter indicating a slow down of U.S. economic growth. Bond yields declined as concerns in the financial markets over increases in short-term rates eased. The yield on the 30-year Treasury bond declined from 7.2% at March 31, 1997 to 6.8% at June 30, 1997. After a sell-off late in the first quarter, stock prices rallied sharply due to declining interest rates and continued healthy profit growth.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1997 compared to Quarter Ended June 30, 1996

The Company's net income for the quarter ended June 30, 1997 was $93.1 million, or $0.91 per primary share ($0.87 per fully diluted share) compared to net income of $92.2 million, or $0.90 per primary share ($0.86 per fully diluted share) earned during the second quarter of 1996. During the second quarter of 1997, revenues, net of interest expense, were $975.9 million, 2.8% higher than the second quarter of 1996.

Commission revenues earned during the second quarter of 1997 were $346.9 million, as compared to $362.7 million earned during the prior year quarter. Commissions on the sale of over-the-counter securities decreased $11.8 million or 27.0%. Commissions on the sale of listed securities decreased $4.4 million or 2.3% and mutual funds and insurance commissions decreased $2.7 million or 2.7%. These decreases were partially offset by an increase in commodities and options commissions.

Principal transactions revenues increased $3.4 million, or 1.3% from the prior period. For financial reporting purposes, realized and unrealized gains and losses on trading positions, including hedges, are recorded in principal transactions revenues. The increase from the prior period reflects improved trading results in equity securities partially offset by lower results in taxable fixed income and municipal securities.

Asset management fees increased 12.5% to $125.3 million, due to higher revenues earned on managed or "wrap" and trust accounts. Average assets in wrap and trust accounts during the second quarter of 1997 were approximately 34% higher than during the second quarter of 1996. The average assets under management in money market, institutional and long-term mutual funds were approximately $43.8 billion during the second quarter of 1997.

Investment banking revenues were $110.9 million, 8.7% higher than the $102.1 million earned during the second quarter of 1996 reflecting an increase in merger and financial advisory activity as well as an increased level of municipal underwritings.

Net interest increased $22.7 million, or 28.1% primarily due to increased margin lending to customers and an increased level of fixed income positions offset by higher interest expense on increased borrowings.

Compensation and benefits for the quarter ended June 30, 1997 were $574.2 million as compared to $568.7 million during the prior year quarter. Compensation increased primarily due to normal salary increases. Compensation and benefits as a percent of net revenues were 58.8% during the second quarter of 1997, as compared to 59.9% during the comparable period in 1996.

All other operating expenses were $250.4 million, as compared to $240.6 million for the prior year quarter. Principal drivers of the increase in non-compensation costs were technology costs associated with preparations for the millenium.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996

The Company's net income for the six months ended June 30, 1997 was $194.0 million, or $1.91 per primary share ($1.82 per fully diluted share) compared to net income of $192.7 million, or $1.87 per primary share ($1.76 per fully diluted share) earned during the first six months of 1996. During the first six months of 1997, revenues, net of interest expense, were $1,960.8 million, as compared to $1,912.3 during the first six months of 1996.

Commission revenues were $717.3 million, as compared to the $730.9 million earned during the first six months of 1996. Commissions on the sale of listed securities decreased $11.8 million or 3.0% and commissions on the sale of over-the-counter securities decreased $6.6 million or 8.7%. This decrease was partially offset by an increase in commodities and options commissions.

Principal transactions revenues decreased $36.5 million, or 6.7% reflecting lower overall trading results in taxable fixed income, equity and municipal securities.

Asset management fees increased 12.4% to $246.3 million primarily due to higher revenues earned on wrap and trust accounts and higher advisory fees earned on money market accounts.

Investment banking revenues were $208.7 million, 13.5% higher than the $183.9 million earned during the first six months of 1996, reflecting an increase in merger and financial advisory activity. In addition, the results in the first six months of 1997 reflect an increased level of municipal underwritings.

Net interest increased $45.7 million, or 28.8% primarily due to increased margin lending to customers and an increased level of fixed income positions offset by higher interest expense on increased borrowings.

Compensation and benefits for the six months ended June 30, 1997 were $1,148.2 million as compared to $1,135.7 million during the prior year period. Compensation increased primarily due to normal salary increases. Compensation and benefits as a percent of net revenues were 58.6% during the first six months of 1997, as compared to 59.4% during the comparable period in 1996.

All other operating expenses increased 3.1% to $496.3 million primarily due to increased technology costs associated with preparations for the millenium.

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

The Company's total assets at June 30, 1997 were $56.5 billion compared to $52.5 billion at December 31, 1996, reflecting increases primarily in securities purchased under agreements to resell and securities borrowed. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and long-term borrowings.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has a committed unsecured senior revolving credit agreement to provide up to $1.2 billion through December 1997. Certain of the Company's subsidiaries have a committed secured revolving credit facility to provide up to an aggregate of $750.0 million through August 1997, with provisions for renewal through August 2000. The Company is in the process of renewing this credit agreement through August 1998. The secured borrowings under this facility can be collateralized using a variety of financial instruments. The facilities are available for general corporate purposes. At June 30, 1997, there were no outstanding borrowings under these credit facilities. Additionally, the Company had approximately $5.1 billion in uncommitted lines of credit at June 30, 1997.

The Company maintains public shelf registration statements with the SEC for the issuance of debt securities. During the second quarter of 1997, the Company issued $135.5 million of Medium-Term Senior Notes under these registration statements. At June 30, 1997, the Company had approximately $1.9 billion in debt securities available for issuance under these registration statements.

The Company maintains a public shelf registration statement with the SEC for the issuance of preferred trust securities of PWG Capital Trusts I, II, III, and IV ("Preferred Trust Securities"), business trusts formed under the Delaware law which are wholly owned subsidiaries of the Company, and debt securities of the Company. At June 30, 1997, $106.5 million in Preferred Trust Securities and debt securities of the Company were available for issuance under this registration statement. (For further discussion on the Preferred Trust Securities, see Note 6 in the Company's Notes to Consolidated Financial Statements.)

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy which provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base. The Company's total capital base, which includes long-term borrowings, preferred stock and stockholders' equity, grew to $5.5 billion at June 30, 1997, an increase of $590.2 million from December 31, 1996. The growth in capital is primarily due to the net increase in long-term borrowings of $278.1 million, the issuance of $198.8 million of Preferred Trust Securities and an increase in stockholders' equity of $112.8 million.

During 1997, the Company issued 2,472,000 shares of common stock related to employee compensation programs. Activity related to these programs had the effect of increasing equity capital by more than $97.1 million. Offsetting this increase were dividends accrued of $41.7 million and the repurchase of 3,988,000 shares of the Company's common stock, at an aggregate cost of $133.4 million. At June 30, 1997, the remaining number of common shares authorized to be repurchased by the Company's Board of Directors was 10.0 million.

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

On August 7, 1997, the Company entered into an agreement with General Electric Capital Services to acquire a subsidiary. The principal effect of the transaction is the purchase of 6 million shares of the Company's common stock for $36.50 per share. This transaction will result in a charge to Stockholders' Equity of $219,000.

Merchant Banking and Highly Leveraged Transactions

In connection with its merchant banking and commercial real estate activities, the Company has provided financing and made investments in companies, some of which are involved in highly leveraged transactions. Positions taken or commitments made by the Company may involve credit or market risk from any one issuer or industry

The Company's activities include underwriting and market-making transactions in high-yield and emerging market securities (collectively, "high yield securities"). These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness and lower credit ratings and are, therefore, more vulnerable to general economic conditions. At June 30, 1997, the Company held $475 million of high-yield securities, with approximately 37% of such securities attributable to three issuers. The Company continually monitors its risk positions associated with high-yield securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in revenues.

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

In the normal course of business, the Company engages in a variety of derivative transactions in connection with its proprietary trading activities and asset and liability management, as well as on behalf of its clients. As a dealer, the Company regularly makes a market in and trades in a variety of securities. The Company is also engaged in creating structured products which are sold to clients. In connection with these activities, the Company attempts to reduce its exposure to market risk by entering into offsetting hedging transactions which may include derivative financial instruments. The Company also enters into interest rate swap contracts to hedge its fixed rate borrowings and reduce overall borrowing costs.

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the Consolidated Statement of Financial Condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $55.9 billion and $41.1 billion at June 30, 1997 and December 31, 1996, respectively. These amounts included $41.6 billion and $22.4 billion, respectively, related to "to be announced" mortgage-backed securities requiring forward settlement. Also included in these amounts were $2.5 billion and $2.1 billion notional amounts used to hedge the Company's long-term borrowings at June 30, 1997 and December 31, 1996, respectively.

For a more detailed discussion and disclosure on derivative financial instruments, see Note 9 "Financial Instruments with Off-Balance-Sheet Risk" and
Note 10 "Risk Management" in the Notes to Consolidated Financial Statements.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, and intends to defend actively each such case. The following material developments have occurred in the cases below, which were previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

LIMITED PARTNERSHIP PROCEEDINGS

On July 30, 1997, the United States Court of Appeals for the Second Circuit affirmed the judgment approving the settlement.

IN RE NASDAQ MARKET-MAKER LITIGATIONS

A notice of appeal to the United States Court of Appeals for the Second Circuit has been filed from the approval by the United States District Court for the Southern District of New York of the Stipulation and Order among various firms, including PaineWebber Incorporated, and the United States Department of Justice resolving a civil complaint filed by the Department of Justice.

On June 19, 1997, a panel of the United States Court of Appeals for the Third Circuit affirmed the District Court's grant of defendants' motions for summary judgment in In Re Merrill Lynch, et al. Securities Litigation. On July 30, 1997, the Third Circuit Court of Appeals vacated the prior Third Circuit opinion and listed the case for rehearing en banc.

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








Date:  August 7, 1997                               By: /s/ Regina A. Dolan
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