Form 10-Q
period 1997-09-30
PAINE WEBBER GROUP INC
filed 1997-11-14
CIK 75754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            ------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                             -----------------------


On November 7, 1997 the Registrant had outstanding 132,384,135* shares of common stock of $1 par value, after giving retroactive effect to a three-for-two common stock split in the form of a 50% stock dividend, which is payable on November 17, 1997.

* 88,256,090 shares on a pre-split basis

                             PAINE WEBBER GROUP INC.

                                    FORM 10-Q
                               SEPTEMBER 30, 1997



                                TABLE OF CONTENTS





PART I.        FINANCIAL INFORMATION                                       Page

   Item 1.     Financial Statements.


               Consolidated Statements of Income
               (unaudited) for the Three Months and Nine
               Months Ended September 30, 1997 and 1996.                   2

               Consolidated Statements of Financial
               Condition (unaudited) at September 30, 1997
               and December 31, 1996.                                      3

               Consolidated Statements of Cash Flows
               (unaudited) for the Nine Months Ended
               September 30, 1997 and 1996.                                4

               Notes to Consolidated Financial Statements
               (unaudited).                                                5-14

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                                 15-18


PART II.       OTHER INFORMATION

    Item 1.    Legal Proceedings.                                          19-20
    Item 2.    Change in Securities.                                       20
    Item 6.    Exhibits and Reports on Form 8-K.                           20

               Signature.                                                  21

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             PAINE WEBBER GROUP INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
                                             ----------------------------    ----------------------------
                                                 1997            1996            1997            1996
                                             ------------    ------------    ------------    ------------
REVENUES
   Commissions                               $    387,210    $    306,173    $  1,104,507    $  1,037,053
   Principal transactions                         289,276         240,261         801,037         788,485
   Asset management                               141,707         115,614         388,002         334,661
   Investment banking                             128,414          93,285         337,126         277,217
   Other                                           32,285          42,033         104,589         113,491
   Interest revenue                               785,564         577,882       2,176,655       1,685,531
                                             ------------    ------------    ------------    ------------
    Total revenues                              1,764,456       1,375,248       4,911,916       4,236,438
   Interest expense                               682,513         492,262       1,869,199       1,441,194
                                             ------------    ------------    ------------    ------------
    Net revenues                                1,081,943         882,986       3,042,717       2,795,244
                                             ------------    ------------    ------------    ------------

NON-INTEREST EXPENSES
   Compensation and benefits                      640,113         524,612       1,788,361       1,660,293
   Office and equipment                            69,341          66,781         206,165         200,755
   Communications                                  38,083          37,725         114,052         116,237
   Business development                            22,174          17,705          58,984          55,221
   Brokerage, clearing & exchange fees             22,068          19,134          66,130          65,874
   Professional services                           35,107          29,436          91,923          78,063
   Other                                           73,485          64,278         219,299         200,544
                                             ------------    ------------    ------------    ------------
    Total non-interest expenses                   900,371         759,671       2,544,914       2,376,987
                                             ------------    ------------    ------------    ------------

INCOME BEFORE TAXES AND MINORITY INTEREST         181,572         123,315         497,803         418,257
                                             ------------    ------------    ------------    ------------

PROVISION FOR INCOME TAXES:
   Federal                                         47,218          33,940         128,151         110,227
   State, local and foreign                        13,511           9,220          41,940          35,162
                                             ------------    ------------    ------------    ------------
                                                   60,729          43,160         170,091         145,389
                                             ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY INTEREST                   120,843          80,155         327,712         272,868
   Minority interest                                8,061              --          20,971              --
                                             ------------    ------------    ------------    ------------

NET INCOME                                   $    112,782    $     80,155    $    306,741    $    272,868
                                             ============    ============    ============    ============

Net income applicable to common shares       $    105,639    $     73,695    $    285,399    $    254,202
                                             ============    ============    ============    ============
Earnings per common share: *
   Primary                                   $       0.74    $       0.52    $       1.98    $       1.78
   Fully diluted                             $       0.70    $       0.50    $       1.88    $       1.70
Weighted-average common shares: *
   Primary                                    142,567,811     140,813,666     143,885,817     142,626,913
   Fully diluted                              152,186,955     150,109,036     154,359,860     152,052,075

Dividends per common share *                 $       0.10    $       0.08    $       0.30    $       0.24

* Retroactively adjusted to reflect a three-for-two common stock split in the form of a 50% stock dividend, payable November 17, 1997 to stockholders of record on October 24, 1997.

See notes to consolidated financial statements.

                             PAINE WEBBER GROUP INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                                               September 30,    December 31,
                                                                                   1997             1996
                                                                               ------------     ------------
ASSETS
Cash and cash equivalents                                                      $    211,398     $    383,856
Cash and securities segregated and on deposit for
   federal and other regulations                                                    504,972          499,761
Trading assets, at fair value                                                    16,330,531       16,823,307
Securities purchased under agreements to resell                                  23,948,782       20,746,831
Securities borrowed                                                               9,247,513        7,380,374
Receivables:
   Clients, net of allowance for doubtful accounts of
      $20,712 and $12,109 at September 30, 1997 and
      December 31, 1996, respectively                                             5,282,731        4,327,996
   Brokers and dealers                                                              824,412          273,737
   Dividends and interest                                                           383,621          350,796
   Fees and other                                                                   175,910          136,545
Office equipment and leasehold improvements, net of accumulated depreciation and amortization of $385,466 and $343,322 at
    September 30, 1997 and December 31, 1996, respectively                          320,853          313,261
Other assets                                                                      1,694,798        1,277,036
                                                                               ------------     ------------
                                                                               $ 58,925,521     $ 52,513,500
                                                                               ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                          $  1,592,445     $  1,337,646
Trading liabilities, at fair value                                                7,896,190        6,621,891
Securities sold under agreements to repurchase                                   31,449,651       28,797,276
Securities loaned                                                                 4,693,489        3,459,860
Payables:
   Clients                                                                        4,564,610        4,883,344
   Brokers and dealers                                                              458,467          205,437
   Dividends and interest                                                           353,029          285,341
   Other liabilities and accrued expenses                                         1,414,753        1,290,555
Accrued compensation and benefits                                                   768,588          737,376
                                                                               ------------     ------------
                                                                                 53,191,222       47,618,726
Long-term borrowings                                                              3,295,119        2,781,694
                                                                               ------------     ------------
                                                                                 56,486,341       50,400,420
                                                                               ------------     ------------
Commitments and contingencies

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
   Trusts holding solely Company Guaranteed Related Subordinated Debt               393,750          195,000
  Redeemable Preferred Stock                                                        188,415          187,655
                                                                               ------------     ------------

Stockholders' Equity:
   Convertible Preferred Stock                                                      100,000          100,000
   Common stock $1 par value, 200,000,000 shares authorized;
     issued 187,882,386 shares and 162,537,267 shares at
     September 30, 1997 and December 31, 1996, respectively*                        187,882          162,537
   Additional paid-in capital*                                                    1,452,778          792,215
   Retained earnings                                                              1,253,742        1,009,448

   Treasury stock, at cost; 55,543,830 shares and 23,049,351 shares at
     September 30, 1997 and  December 31, 1996, respectively*                    (1,131,759)        (331,907)
    Foreign currency translation adjustment                                          (5,628)          (1,868)
                                                                               ------------     ------------
                                                                                  1,857,015        1,730,425
                                                                               ------------     ------------
                                                                               $ 58,925,521     $ 52,513,500
                                                                               ============     ============

* Retroactively adjusted to reflect a three-for-two common stock split in the form of a 50% stock dividend, payable November 17, 1997 to stockholders of record on October 24, 1997.

See notes to consolidated financial statements.

                             PAINE WEBBER GROUP INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (In thousands of dollars)

                                                               Nine Months Ended
                                                                  September 30,
                                                          ---------------------------
                                                              1997            1996
                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $   306,741     $   272,868
Adjustments to reconcile net income to cash
  used for operating activities:
Noncash items included in net income:
  Depreciation and amortization                                52,105          45,343
  Deferred income taxes                                      (151,172)         73,440
  Amortization of deferred charges                            125,371         118,992
  Other                                                        47,116          19,529
(Increase) decrease in operating receivables:
  Clients                                                    (946,132)        (67,929)
  Brokers and dealers                                        (550,675)         73,194
  Dividends and interest                                      (32,825)        (69,873)
  Fees and other                                              (39,365)       (167,597)
Increase (decrease) in operating payables:
  Clients                                                    (318,734)        140,692
  Brokers and dealers                                         253,030         138,554
  Dividends and interest                                       67,688          10,337
  Other                                                       177,918         (52,434)
(Increase) decrease in:
  Trading assets                                              492,776      (1,578,618)
  Securities purchased under agreements to resell          (3,201,951)     (5,549,407)
  Securities borrowed                                      (1,867,139)        170,232
  Cash and securities on deposit                               (5,211)         11,805
   Other assets                                              (366,772)       (246,304)
Increase (decrease) in:
  Trading liabilities                                       1,274,299         759,804
  Securities sold under agreements to repurchase            2,652,375       5,933,870
  Securities loaned                                         1,233,629         (57,458)
                                                          -----------     -----------
Cash used for operating activities                           (796,928)        (20,960)
                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Payments for) proceeds from:
  Sales of investments                                             --         122,032
  Office equipment and leasehold improvements                 (59,014)        (36,813)
                                                          -----------     -----------
Cash (used for) provided by investing activities              (59,014)         85,219
                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments for) short-term borrowings        254,799         (40,041)
Proceeds from:
  Long-term borrowings                                        704,192         234,064
  Employee stock transactions                                  48,716          23,435
  Issuance of Preferred Trust Securities                      198,750              --
Payments for:
  Long-term borrowings                                       (192,346)       (105,895)
  Repurchase of common stock                                 (268,942)       (143,671)
  Dividends                                                   (61,685)        (55,282)
                                                          -----------     -----------
Cash provided by (used for) financing activities              683,484         (87,390)
                                                          -----------     -----------
Decrease in cash and cash equivalents                        (172,458)        (23,131)
Cash and cash equivalents, beginning of period                383,856         222,497
                                                          -----------     -----------
Cash and cash equivalents, end of period                  $   211,398     $   199,366
                                                          ===========     ===========

See notes to consolidated financial statements.

                             PAINE WEBBER GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (In thousands of dollars except share and per share amounts)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary, PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentations. The financial information as of and for the periods ended September 30, 1997 and 1996 is unaudited. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been made.

The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's Quarterly Report on Form 10-Q for the quarters ended June 30, and March 31, 1997. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year.

Trading Assets and Liabilities

Trading assets and liabilities are recorded in the Consolidated Statement of Financial Condition on a trade date basis at September 30, 1997 and a settlement date basis at December 31, 1996. The difference between trade date and settlement date basis was not material.

Derivative Financial Instruments

A derivative is typically defined as an instrument whose value is "derived" from an underlying instrument or index such as a forward, future, swap or option contract and other financial instruments with similar characteristics. A derivative financial instrument also includes firm or standby commitments for the purchase of securities. The derivative definition does not include cash instruments whose values are derived from changes in the value of some asset or index, such as mortgage-backed securities and structured notes. Derivative contracts generally represent future commitments to exchange interest payment streams based on the gross contract or notional amount or to purchase or sell financial instruments at specified terms and future dates.

In connection with the Company's market risk management and trading activities, the Company may enter into a derivative contract to manage the risk arising from other financial instruments or to take a position based upon expected future market conditions. The Company also takes positions to facilitate client transactions.

Derivative instruments held or issued for trading purposes are marked to market daily with the resulting unrealized gains and losses recorded on the Consolidated Statement of Financial Condition in trading assets or liabilities and the related profit or loss reflected in principal transactions revenues on the Consolidated Statement of Income. The fair value of an exchange-traded derivative, such as futures and certain option contracts, is determined by quoted market prices while the fair value of derivatives negotiated in over-the-counter markets are valued based upon pricing models which consider time value and volatility, as well as other economic factors.

A large portion of the Company's derivative financial instruments are "to be announced" mortgage securities requiring forward settlement. As a principal in the mortgage-backed securities business, the Company has outstanding forward purchase and sale agreements committing the Company to receive or deliver mortgage-backed securities. These forward contracts are generally short-term with maturity or settlement dates ranging from 30 to 90 days. The forward contracts are marked to market daily, with unrealized gains and losses recorded in trading assets or liabilities on the Consolidated Statement of Financial Condition and the related profit or loss reflected in principal transactions revenues on the Consolidated Statement of Income. The fair value of these contracts are determined based upon quoted market prices and pricing models.

The Company also enters into interest rate swap agreements to modify the interest rate characteristics of its outstanding fixed rate debt. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on a variable interest rate over the life of the agreement without the exchange of the notional amount upon which the payments are based. The Company accounts for interest rate swap agreements used for hedging purposes on the accrual method. The difference to be paid or received on the swap agreements is accrued as an adjustment to interest expense as incurred. The related receivable from or payable to counterparties is reflected as an asset or liability, accordingly. The fair value of the swap agreements are not recognized in the financial statements. Any gains and losses on early terminations of swap agreements are deferred as an adjustment to the carrying amount of the debt and amortized as an adjustment to interest expense over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of debt, any realized or unrealized gain or loss from the related swap would be recognized in income coincident with the extinguishment.

Stock-Based Compensation

The Company grants stock options to certain employees and non-employee directors with an exercise price equal to the fair market value at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense related to such grants.

In connection with certain of the Company's employee compensation programs, a portion of the Company's treasury shares (those expected to be issued within the next year) are recorded in other assets on the Consolidated Statement of Financial Condition at September 30, 1997.

Stock Split

On October 13, 1997, the Board of Directors declared a three-for-two stock split of the Company's common stock, effected in the form of a 50% stock dividend. The stock dividend is payable on November 17, 1997 to stockholders of record on October 24, 1997. All share and per share data have been retroactively restated to reflect the stock split.

Accounting Changes

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 introduces the financial-components approach which focuses on the recognition of financial assets an entity controls and the derecognition of financial assets for which control has been transferred. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125", which delays until January 1, 1998 the implementation of SFAS No. 125 as it relates to 1) secured borrowings and collateral, and 2) the transfer of financial assets that are part of repurchase agreements, dollar-roll, securities lending and similar transactions.
Effective January 1, 1997 the Company adopted portions of SFAS No. 125 (those not deferred by SFAS No. 127) which did not have a material impact on the Company's consolidated financial statements, taken as a whole. The Company does not expect the adoption of the portions of SFAS No. 125 deferred by SFAS No. 127 to have a material impact on the Company's consolidated financial statements, taken as a whole.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior periods. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share." Under the new requirements for calculating EPS, the presentation of primary EPS will be replaced with basic EPS and fully diluted EPS will be replaced with diluted EPS. Basic EPS excludes dilution and is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS will reflect all potentially dilutive securities (similar to fully diluted EPS under APB No. 15). If this statement had been in effect, basic EPS would have been $0.04 higher than primary EPS for the quarters ended
September 30, 1997 and 1996, respectively, and $0.11 and $0.12 higher for the nine month periods ended September 30, 1997 and 1996, respectively. The difference between diluted and fully diluted would not have been material.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of a new reporting item, termed comprehensive income, which will combine net income and certain items that directly effect stockholders' equity, such as foreign currency translation adjustments. SFAS No. 131 establishes standards for disclosures about the Company's reportable operating segments.

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

At September 30, 1997 and December 31, 1996, the fair values of long-term borrowings were $3,357,745 and $2,813,699, respectively, as compared to the carrying amounts of $3,295,119 and $2,781,694, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for substantially all of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating rate payments.

The fair value of interest rate swaps used to hedge the Company's long-term borrowings is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The fair values of the interest rate swaps were $6,317 and $21,170 payable at September 30, 1997 and December 31, 1996, respectively. The carrying amounts of the interest rate swap agreements at September 30, 1997 and December 31, 1996 were net receivables of $1,157 and $3,252, respectively, and are included in "Dividends and interest" in the Company's Consolidated Statement of Financial Condition. See Notes 1 and 9 for further discussion of interest rate swap agreements used for hedging purposes.

NOTE 3: TRADING ASSETS AND LIABILITIES

Trading assets and liabilities, recorded at fair value, consisted of the following:

                                               September 30,   December 31,
                                                    1997           1996
                                               -------------   ------------
Trading assets:
  U.S. government and agency obligations        $ 4,433,251    $ 4,767,991
  Mortgages and mortgage-backed securities        6,126,345      5,968,704
  Corporate debt securities                       3,302,690      3,284,235
  Commercial paper and other short-term debt      1,212,325      1,457,226
  Corporate equity securities                       754,864        776,352
  State and municipal obligations                   501,056        568,799
                                                -----------    -----------
                                                $16,330,531    $16,823,307
                                                ===========    ===========

Trading liabilities:
  U.S. government and agency obligations        $ 6,109,155    $ 5,118,658
  Corporate equity securities                       797,245        756,686
  Corporate debt securities                         795,878        672,683
  Mortgages and mortgage-backed securities          151,626         53,845
  State and municipal obligations                    42,286         20,019
                                                -----------    -----------
                                                $ 7,896,190    $ 6,621,891
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

Short-term borrowings at September 30, 1997 and December 31, 1996 consisted of the following:

                                    September 30, December 31,
                                        1997          1996
                                    ------------- ------------
Commercial paper                     $  684,912    $  688,910
Bank loans                              702,533       648,736
Medium-Term Note  - Fixed Rate           50,000            --
Medium-Term Notes - Variable Rate       155,000            --
                                     ----------    ----------
                                     $1,592,445    $1,337,646
                                     ==========    ==========

NOTE 5: LONG-TERM BORROWINGS

Long-term borrowings at September 30, 1997 and December 31, 1996 consisted of the following:

                                         September 30, December 31,
                                             1997          1996
                                         ------------- ------------
Fixed Rate Notes due 1998-2014            $1,543,713    $1,547,398
Fixed Rate Subordinated Notes due 2002       174,566       174,500
Medium-Term Senior Notes                   1,361,685       747,725
Medium-Term Subordinated Notes               187,950       276,150
Other                                         27,205        35,921
                                          ----------    ----------
                                          $3,295,119    $2,781,694
                                          ==========    ==========

At September 30, 1997, interest rates on the remaining fixed rate notes and subordinated notes due 1998 - 2014 range from 6 1/4% to 9 1/4% and the weighted-average interest rate on these notes outstanding at September 30, 1997 was 7.52%. Interest on the notes is payable semi-annually.

At September 30, 1997, the Company had outstanding $945,985 of fixed rate Medium-Term Notes and $603,650 of variable rate Medium-Term Notes, with maturities of one year to twenty years from the date of issuance. The Medium-Term Notes outstanding at September 30, 1997 had an average maturity of
5.0 years and a weighted-average interest rate of 6.78%.

Total interest payments relating principally to agreements to repurchase, short-term borrowings, securities loaned and long-term borrowings were $1,807,115 and $1,430,878 for the nine months ended September 30, 1997 and 1996, respectively.


NOTE 6: PREFERRED STOCK

Preferred stock, including preferred securities issued by subsidiary trusts, at September 30, 1997 and December 31, 1996 consisted of the following:

                                                     September 30, December 31,
                                                         1997          1996
                                                     ------------- ------------
9% Cumulative Redeemable Preferred Stock,
Series C, $100.00 liquidation value; 2,500,000
Shares authorized, issued and outstanding             $  188,415    $  187,655

6% Cumulative Convertible Redeemable Preferred
Stock, Series A, $100.00 liquidation value;
1,000,000 Shares authorized, issued and outstanding   $  100,000    $  100,000

Company-Obligated Mandatorily Redeemable Preferred
Securities of Subsidiary Trusts holding solely
Company Guaranteed Related Subordinated Debt          $  393,750    $  195,000

The 6% Cumulative Convertible Redeemable Preferred Stock is convertible into the Company's common stock, in whole or in part, at the option of the holder, at a conversion price of $12.09 per common share ($18.13 pre-split).

PREFERRED SECURITIES ISSUED BY SUBSIDIARY TRUSTS

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts holding solely Company Guaranteed Related Subordinated Debt.

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

PWG Capital Trust I and II each exists for the sole purpose of issuing Preferred Trust Securities and Common Trust Securities (the "Trust Securities") and investing the proceeds in an equivalent amount of junior subordinated debentures of the Company. At September 30, 1997, the sole assets of PWG Capital Trust I and II, respectively, were $201,031 of 8.30% Junior Subordinated Debentures due December 1, 2036 and $204,897 of 8.08% Junior Subordinated Debentures due March 1, 2037 (collectively, the "Junior Subordinated Debentures"). The Company guarantees payments due from PWG Capital Trust I and II to the holders of the Preferred Trust Securities, on a subordinated basis, to the extent the Company has made principal and interest payments on the Junior Subordinated Debentures. These guarantees, together with the Company's obligations under the Junior Subordinated Debentures, provide a full and unconditional guarantee on a subordinated basis of amounts due on the Preferred Trust Securities. Distributions on the Preferred Trust Securities have been classified as minority interest in the Company's Consolidated Statement of Income. The Trust Securities have a stated liquidation value of $25.00 per security.

NOTE 7: COMMON STOCK

On October 13, 1997 the Board of Directors declared a three-for-two stock split of the Company's common stock, effected in the form of a 50% stock dividend. The stock dividend is payable on November 17, 1997 to stockholders of record on October 24, 1997. The Board of Directors also increased the effective dividend by 10%, declaring a quarterly cash dividend of $0.11 per common share on a post-split basis. The dividend is payable on January 2, 1998 to shareholders of record on December 2, 1997. As of September 30, 1997, the Company had 50,096,457 (33,397,638 shares pre-split) authorized shares of common stock reserved for issuance in connection with convertible securities and stock option and stock award plans.

On August 20, 1997, PWG acquired a subsidiary from General Electric Capital Services, Inc. ("GECS"), the principal asset of which consists of PWG's common stock acquired by General Electric Company in connection with the sale of certain assets and businesses of Kidder, Peabody Group Inc. to PWG in 1994. The transaction involved the acquisition of 32,250,000 shares of PWG common stock (21,500,000 shares pre-split) and the issuance of 23,250,000 shares of PWG common stock (15,500,000 shares pre-split) and cash paid of $219,000. The principal effect of the transaction was the repurchase of 9,000,000 shares of PWG's common stock (6,000,000 shares pre-split) for $24.33 per share ($36.50 per share pre-split).


NOTE 8: CAPITAL REQUIREMENTS

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2% of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4% of such aggregate debit items. Business may not be expanded if net capital is less than 5% of such aggregate debit items. As of September 30, 1997, PWI's net capital of $895,390 was 12.9% of aggregate debit items and its net capital in excess of the minimum required was $750,838.

NOTE 9: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Held or Issued for Trading Purposes

In order to measure derivative activity, notional or contract amounts are frequently utilized. Set forth on the following page are the gross contract or notional amounts of the Company's outstanding derivative financial instruments held or issued for trading purposes. These amounts are not reflected in the Consolidated Statements of Financial Condition and are indicative only of the volume of activity at September 30, 1997 and December 31, 1996. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions.

                                                           Notional or Contract Amount
                                              --------------------------------------------------------
                                                  September 30, 1997            December 31, 1996
                                              --------------------------    --------------------------
                                               Purchases        Sales        Purchases        Sales
                                              -----------    -----------    -----------    -----------
Mortgage-backed forward contracts
  and options written and purchased           $22,066,885    $25,135,382    $13,443,158    $16,383,162

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                         1,110,871      1,090,083        440,864        434,072

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                   672,892      1,059,214        442,500        888,784

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                         2,521,623      3,724,874      2,916,929      3,183,749

Interest rate swaps and caps                      106,693        111,575        438,562        415,597


Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of September 30, 1997 and December 31, 1996. The fair value amounts are determined by quoted market prices and pricing models which consider the time value and volatility of the underlying instruments. Changes in fair value are reflected in principal transactions revenues on the Consolidated Statement of Income as incurred. The amounts are netted by counterparty only when the criteria of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," are met.

                                                  Fair Value at           Fair Value at
                                               September 30, 1997       December 31, 1996
                                              ---------------------   ---------------------
                                               Assets   Liabilities    Assets   Liabilities
                                              --------  -----------   --------  -----------
Mortgage-backed forward contracts and
  options written and purchased               $143,536    $156,101    $ 78,800    $ 50,480

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                         22,611      22,468      21,857      21,647

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                 94,098      51,376      56,679      30,919

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                          9,709      36,839      15,431     131,088

 Interest rate swaps and caps                    4,509       2,122      12,654       8,216

Set forth below are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended September 30, 1997 and the twelve months ended December 31, 1996. The average fair value is based upon the average of the month-end balances during the periods indicated.

                                                Average Fair Value     Average Fair Value
                                                Three Months Ended     Twelve Months Ended
                                                September 30, 1997      December 31, 1996
                                              ---------------------   ---------------------
                                               Assets   Liabilities    Assets   Liabilities
                                              --------  -----------   --------  -----------
Mortgage-backed forward contracts and
  options written and purchased               $125,563    $124,788    $150,053    $145,396

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                         29,979      30,317      37,872      43,132

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                 72,742      41,543      34,583      20,699

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                         15,388      50,481      25,027      90,877

Interest rate swaps and caps                     3,121       4,932       5,407       1,782

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

The off-balance-sheet derivative trading transactions are generally short-term. At September 30, 1997 approximately 98% of the off-balance-sheet derivative trading financial instruments had remaining maturities of less than one year.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Consolidated Statements of Financial Condition and amounted to $274,463 and $185,421 at September 30, 1997 and December 31, 1996, respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The table below summarizes the Company's principal transactions revenues by business activity for the three months and nine months ended September 30, 1997 and 1996. Principal transactions revenues include realized and unrealized gains and losses on trading positions, including hedges. In assessing the profitability of its trading activities, the Company views net interest and principal transactions revenues in the aggregate.


                                                                         Principal Transactions Revenues
                                                                  --------------------------------------------
                                                                      Three Months             Nine Months
                                                                   Ended September 30,     Ended September 30,
                                                                  --------------------    --------------------
                                                                    1997        1996        1997        1996
                                                                  --------    --------    --------    --------
Taxable fixed income (including futures and options contracts, mortgage-backed forwards, foreign currency forwards,
  and other securities)                                           $146,444    $116,716    $398,210    $395,357
Equities (includes equity index futures, equity index options
  and swaps, and equity options contracts)                         110,521      86,806     302,217     282,251
Municipals                                                          32,311      36,739     100,610     110,877
                                                                  --------    --------    --------    --------
                                                                  $289,276    $240,261    $801,037    $788,485
                                                                  ========    ========    ========    ========

Held or Issued for Purposes Other Than Trading

The Company enters into interest rate swap agreements to modify the interest rate characteristics of substantially all its fixed rate debt. As of September 30, 1997 and December 31, 1996, the Company had outstanding interest rate swap agreements with commercial banks with notional principal amounts of $2,595,485 and $2,112,200, respectively. These agreements effectively converted substantially all of the Company's fixed rate debt at September 30, 1997 into floating rate debt. The interest rate swap agreements entered into have had the effect of reducing net interest expense on the Company's long-term borrowings by $8,709 and $6,938 for the nine months ended September 30, 1997 and 1996. The Company had no deferred gains or losses related to terminated swap agreements at September 30, 1997 and December 31, 1996. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements are large financial institutions and the Company has not experienced defaults in the past and management does not anticipate any counterparty defaults in the foreseeable future. See Notes 1 and 2 for further discussion of interest rate swap agreements used for hedging purposes.

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

The Company may pledge clients' margined securities as collateral in support of securities loaned and bank loans, as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At September 30, 1997, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Client trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at September 30, 1997 were settled without material adverse effect on the Company's consolidated financial statements, taken as a whole.

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

NOTE 11: COMMITMENTS AND CONTINGENCIES

At September 30, 1997 and December 31, 1996, the Company was contingently liable under unsecured letters of credit totaling $221,569 and $303,543, respectively, which approximates fair value. At September 30, 1997, certain of the Company's subsidiaries were contingently liable as issuer of $46,936 of notes payable to managing general partners of various limited partnerships pursuant to certain partnership agreements. In addition, as part of the 1995 limited partnership settlements, the Company has agreed, under certain circumstances, to provide to class members additional consideration including assignment of any and all fees the Company is entitled to receive from certain partnerships. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole.

In February 1996, two limited partnerships, in which a subsidiary of the Company serves as the general partner and certain key employees serve as the limited partners, entered into two unsecured credit facilities with a commercial bank under which the bank agreed to make unsecured loans to the limited partnerships of up to $77,525. The Company entered into an agreement with the bank to purchase the loans under certain specific circumstances. At September 30, 1997, $59,377 had been loaned to the limited partnerships.

In meeting the financing needs of certain of its clients, the Company may also issue standby letters of credit which are fully collateralized by marginable securities. At September 30, 1997, the Company had outstanding $32,476 of such standby letters of credit. At September 30, 1997 and December 31, 1996, securities with fair value of $67,561 and $215,286, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

In the normal course of business, the Company enters into when-issued transactions, underwriting and other commitments. Also, clients may be extended lines of credit collateralized by mortgages and other real estate interests; the unused portion of such lines of credit amounted to $1,055,186 at September 30, 1997. These commercial real estate commitments are generally entered into at variable rates of interest based on LIBOR. Settlement of these transactions at September 30, 1997 would not have had a material impact on the Company's consolidated financial statements, taken as a whole.

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

NOTE 12: INCOME TAXES

The reconciliation of income taxes, computed at the statutory federal rates, to the provision for income taxes recorded is as follows:

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                  ------------------      ------------------
                                   1997        1996        1997        1996
                                  ------      ------      ------      ------
Tax at statutory federal rates      35.0%       35.0%       35.0%       35.0%
State and local income taxes,
  net of federal tax benefit         3.5         3.4         3.8         4.1
Foreign rate differential            0.1         0.1         0.2        (0.7)
Nontaxable interest                 (1.5)       (1.0)       (1.1)       (1.3)
Minority Interest                   (1.6)         --        (1.5)         --
Other, net                          (2.1)       (2.5)       (2.2)       (2.3)
                                  ------      ------      ------      ------
                                    33.4%       35.0%       34.2%       34.8%
                                  ======      ======      ======      ======

Income taxes paid were $221,625 and $60,534 for the nine months ended September 30, 1997 and 1996, respectively.


NOTE 13: EARNINGS PER COMMON SHARE

For the three months and nine months ended September 30, 1997 and 1996, the Company computed its earnings per common share under the modified treasury stock method in accordance with APB Opinion No. 15, "Earnings Per Share", by dividing net income, adjusted for preferred stock dividends and any interest savings, by the weighted-average common and common equivalent shares outstanding during each period presented. Common equivalent shares include common shares issuable under the Company's stock option and award plans, the conversion of convertible debentures and convertible preferred stock, and restricted stock outstanding.

The earnings per common share computation has been retroactively adjusted to reflect the three-for-two common stock split in the form of a 50% stock dividend, payable on November 17, 1997.

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

Business conditions were generally favorable for the securities industry in the third quarter of 1997. Long-term interest rates declined during the quarter, with the yield on the 30-year Treasury bond falling from 6.8% to 6.4%, and the U.S. economy growing at a 3.5% GDP annual rate. The S&P 500 stock index appreciated 7.0% during the third quarter and the NASDAQ Composite index advanced 16.9%. Stock market volume also increased. Average daily volume on the New York Stock Exchange was 533.3 million shares, versus 493.3 million in the second quarter of 1997. NASDAQ average daily volume increased from 593.7 million shares in the second quarter of 1997 to 662.5 million in the third quarter.

Market and economic conditions during the first nine months of 1997 compared favorably with the prior year period of 1996. Long-term interest rates declined during the first nine months, with the yield on the 30-year Treasury bond falling twenty four basis points. The S&P 500 stock index appreciated 27.8% for the first nine months of 1997, as compared to the 11.6% increase for the first nine months of 1996. The NASDAQ Composite index advanced 30.6% for the first nine months of 1997, up from the 16.6% increase for the first nine months of 1996. Stock market volume also increased. Average daily volume on the New York Stock Exchange was 514.4 million shares for the first nine months of 1997, versus 402.8 million shares for the prior year period. The NASDAQ average daily volume increased from 537.2 million shares for first nine months of 1996 to
626.1 million shares for the first nine months of 1997.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1997 compared to Quarter Ended September 30, 1996

The Company's net income for the quarter ended September 30, 1997 was a record $112.8 million, a 41% increase over the $80.2 million earned during the third quarter of 1996. Earnings per common share after giving retroactive effect to the three-for-two common stock split, payable November 17, 1997, were $0.74 per primary share ($0.70 per fully diluted share) compared to $0.52 per primary share ($0.50 per fully diluted share) earned during the third quarter of 1996. During the third quarter of 1997, revenues, net of interest expense, were also a record $1,081.9 million, 22.5% higher than the third quarter of 1996.

Commission revenues earned during the third quarter of 1997 were $387.2 million, as compared to $306.2 million earned during the prior year quarter. Commissions on the sale of listed securities and options increased $49.6 million or 27.6%, mutual fund and insurance commissions increased $18.8 million or 21.4%, and commissions from over-the-counter securities and other commissions increased $12.6 million or 32.7%.

Principal transactions revenues were $289.3 million, 20.4% higher than the $240.3 million earned in the prior year period. For financial reporting purposes, realized and unrealized gains and losses on trading positions, including hedges, are recorded in principal transactions revenues. The increase from the prior year period reflects improved trading results in taxable fixed income and equity securities partially offset by lower results in municipal securities.

Asset management fees increased 22.6% to $141.7 million, due principally to higher revenues earned on managed or "wrap" and trust accounts. Average assets in wrap and trust accounts during the third quarter of 1997 were approximately 50% higher than during the third quarter of 1996. The average assets under management in money market, institutional and long-term mutual funds were approximately $47.9 billion during the third quarter of 1997.

Investment banking revenues were $128.4 million, 37.7% higher than the $93.3 million earned during the third quarter of 1996 reflecting principally an increase in advisory and underwriting activities in the commercial real estate business, and an increased level of municipal underwriting.

Net interest increased $17.4 million or 20.4%. Interest revenue was $785.6 million, 35.9% higher than the $577.9 million earned in the prior year period, primarily due to an increased level of securities purchased under agreements to resell and securities borrowed, and increased margin lending to customers. Interest expense increased 38.7% to $682.5 million principally due to higher fixed income positions and increased borrowings.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Compensation and benefits expenses for the quarter ended September 30, 1997 were $640.1 million as compared to $524.6 million during the prior year quarter. The increased costs reflect higher product-based compensation and higher performance-based incentives. In addition, the third quarter 1997 compensation costs reflect the higher number of systems professionals working on the millennium project and other technology initiatives.

All other operating expenses were $260.3 million, as compared to $235.1 million for the prior year quarter. The principal items driving this increase were higher technology associated costs (related to the Millennium and other technology initiatives), as well as higher promotional costs (including advertising).

Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30, 1996

The Company's net income for the nine months ended September 30, 1997 was a record $306.7 million, a 12.4% increase over the $272.9 million earned during the first nine months of 1996.

Earnings per common share after giving retroactive effect to the three-for-two common stock split, payable November 17, 1997, were $1.98 per primary share ($1.88 per fully diluted share) compared to $1.78 per primary share ($1.70 per fully diluted share) earned during the first nine months of 1996. During the first nine months of 1997, revenues, net of interest expense, were a record $3,042.7 million, as compared to $2,795.2 during the first nine months of 1996.

Commission revenues were $1,104.5 million, as compared to the $1,037.1 million earned during the first nine months of 1996. Commissions on the sale of listed securities and options increased $39.9 million or 6.5%, mutual fund and insurance commissions increased $19.0 million or 6.6%, and commissions from over-the-counter securities and other commissions increased $8.5 million or 6.3%.

Principal transactions revenues increased $12.6 million, or 1.6% from the prior year period. For financial reporting purposes, realized and unrealized gains and losses on trading positions, including hedges, are recorded in principal transactions revenues. The increase from the prior year period reflects improved trading results in taxable fixed income and equity securities partially offset by lower results in municipal securities.

Asset management fees increased 15.9% to $388.0 million primarily due to higher revenues earned on wrap and trust accounts and higher advisory fees earned on money market accounts. Average assets in wrap and trust accounts during the first nine months of 1997 were approximately 29.5% higher than during the prior year period. The average assets under management in money market, institutional and long-term mutual funds were approximately $46.6 billion during the first nine months of 1997.

Investment banking revenues were $337.1 million, 21.6% higher than the $277.2 million earned during the first nine months of 1996 reflecting principally an increase in advisory and underwriting activity and an increased level of municipal underwriting.

Net interest increased $63.1 million or 25.8%. Interest revenue was $2,176.7 million, 29.1% higher than the $1,685.5 million earned in the prior year period primarily due to an increased level of securities purchased under agreements to resell and securities borrowed, and increased margin lending to customers. Interest expense increased 29.7% to $1,869.2 million due principally to higher fixed income positions and increased borrowings.

Compensation and benefit expenses for the nine months ended September 30, 1997 were $1,788.4 million as compared to $1,660.3 million during the prior year period. The increased costs include higher production-based compensation to investment executives and higher performance-based incentive compensation. In addition, compensation increases reflect the increased number of system professionals working on the millennium and other technology initiatives.

All other operating expenses increased 5.6% to $756.6 million. The principal items driving this increase were higher technology associated costs (related to the Millennium and other technology initiatives), as well as higher promotional costs (including advertising).


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity

The Company maintains a highly liquid balance sheet with the majority of assets consisting of trading assets, securities purchased under agreements to resell, securities borrowed, and receivables from clients, brokers and dealers, which are readily convertible into cash. The nature of the Company's business as a securities dealer results in carrying significant levels of trading assets and liabilities in order to meet its client and proprietary trading needs. The Company's total assets may fluctuate from period to period as a result of changes in the level of trading positions held to facilitate client transactions, the volume of resale and repurchase transactions, and proprietary trading strategies. These fluctuations depend significantly upon economic and market conditions, and transactional volume.

The Company's total assets at September 30, 1997 were $58.9 billion compared to $52.5 billion at December 31, 1996, reflecting increases primarily in securities purchased under agreements to resell and securities borrowed. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and long-term borrowings.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has a committed unsecured senior revolving credit agreement to provide up to $1.2 billion through December 1997. This credit agreement is in the process of being replaced with an agreement with similar provisions. Certain of the Company's subsidiaries have a committed secured revolving credit facility to provide up to an aggregate of $750.0 million through August 1998, with provisions for renewal through August 2000. The secured borrowings under this facility can be collateralized using a variety of financial instruments. The facilities are available for general corporate purposes. At September 30, 1997, there were no outstanding borrowings under these credit facilities. Additionally, the Company had approximately $5.4 billion in uncommitted lines of credit at September 30, 1997.

The Company maintains public shelf registration statements with the SEC for the issuance of debt securities. During the third quarter of 1997, the Company issued $313.3 million of Medium-Term Senior Notes under these registration statements. At September 30, 1997, the Company had approximately $1.4 billion in debt securities available for issuance under these registration statements.

The Company maintains a public shelf registration statement with the SEC for the issuance of preferred trust securities of PWG Capital Trusts I, II, III, and IV ("Preferred Trust Securities"), business trusts formed under the Delaware law which are wholly owned subsidiaries of the Company, and debt securities of the Company. At September 30, 1997, $106.5 million in Preferred Trust Securities and debt securities of the Company were available for issuance under this registration statement. (For further discussion on the Preferred Trust Securities, see Note 6 in the Company's Notes to Consolidated Financial Statements.)

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy which provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base. The Company's total capital base, which includes long-term borrowings, preferred stock and stockholders' equity, grew to $5.7 billion at September 30, 1997, an increase of $839.5 million from December 31, 1996. The growth in capital is primarily due to the net increase in long-term borrowings of $513.4 million, the issuance of $198.8 million of Preferred Trust Securities and a net increase in stockholders' equity of $126.6 million.

On August 20, 1997, PWG acquired a subsidiary from General Electric Capital Services, Inc. ("GECS"), the principal asset of which consists of PWG's common stock acquired by General Electric Company in connection with the sale of certain assets and businesses of Kidder, Peabody Group Inc. to PWG in 1994. The transaction involved the acquisition of 32,250,000 shares of PWG common stock (21,500,000 shares pre-split) and the issuance of 23,250,000 shares of PWG common stock (15,500,000 shares pre-split) and cash paid of $219,000. The principal effect of the transaction was the repurchase of 9,000,000 shares of PWG's common stock (6,000,000 shares pre-split) for $24.33 per share ($36.50 per share pre-split).

During 1997, the Company issued 4,347,000 (2,898,000 shares pre-split) shares of common stock related to employee compensation programs. Activity related to these programs had the effect of increasing equity capital by more than $154.9 million. Offsetting this increase was the repurchase of 6,699,000 (4,466,000 shares pre-split) shares of the Company's common stock (exclusive of the GECS transaction), at an aggregate cost of $152.1 million; a portion of which (those expected to be issued within the next year in connection with certain of the Company's employee compensation programs) are recorded in other assets on the Consolidated Statement of Financial Condition at September 30, 1997. Also offsetting this increase was dividends accrued of $61.7 million. At September 30, 1997, the remaining number of common shares authorized to be repurchased by the Company's Board of Directors was 14.3 million (9.5 million pre-split).

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

The Company's activities include underwriting and market-making transactions in high-yield corporate debt and mortgage-backed securities, and emerging market securities (collectively, "high yield securities"). These securities generally involve greater risks than investment-grade debt securities because these issuers usually have high levels of indebtedness and lower credit ratings and are, therefore, more vulnerable to general economic conditions. At September 30, 1997, the Company held $442.9 million of high-yield securities, with approximately 17% of such securities attributable to three issuers. The Company continually monitors its risk positions associated with high-yield securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in principal transactions revenues on the Consolidated Statements of Income.

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

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the Consolidated Statement of Financial Condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $60.2 billion and $41.1 billion at September 30, 1997 and December 31, 1996, respectively. These amounts included $45.6 billion and $22.4 billion, respectively, related to "to be announced" mortgage-backed securities requiring forward settlement. Also included in these amounts were $2.6 billion and $2.1 billion notional amounts used to hedge the Company's long-term borrowings at September 30, 1997 and December 31, 1996, respectively.

For a more detailed discussion and disclosure on derivative financial instruments, see Note 9 "Financial Instruments with Off-Balance-Sheet Risk" and
Note 10 "Risk Management" in the Notes to Consolidated Financial Statements.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions in which compensatory damages of $176 million or more appear to be sought, and in which there have been material developments during the quarter, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $176 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $176 million. The Company has denied, or believes it has legitimate defenses in all significant cases pending against it. The following material developments have occurred in the cases below, which were previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Quarterly Report on Form 10-Q for the quarters ended June 30, and March 31, 1997, except with respect to the Kidder, Peabody and Co.
Incorporated matters described below.

IN RE NASDAQ MARKET-MAKER SECURITIES LITIGATIONS

On October 29, 1997, the United States Court of Appeals for the Third Circuit held an en banc rehearing on the appeal from the District Court's grant of defendants' motions for summary judgment in In Re Merrill Lynch, et al. Securities Litigation.

SHORT-TERM U.S. GOVERNMENT INCOME FUND PROCEEDING

On September 2, 1997, Mitchell Hutchins Asset Management consented to the Securities and Exchange Commission's filing of an administrative order, without admitting or denying the matters set forth therein In the Matter of PaineWebber Short-Term U.S. Government Fund. The SEC's order alleged that, in connection with the PaineWebber Short-Term U.S. Government Income Fund, Mitchell Hutchins, among other things, failed reasonably to supervise a portfolio manager, issued false and misleading disclosures in the Fund's prospectus and certain marketing materials, and through the Fund's portfolio manager made inappropriate securities valuation and net asset value determinations. Mitchell Hutchins consented to a censure and to cease and desist from further violations of the Investment Company Act of 1940, the Investment Advisors Act of 1940, the Securities Exchange Act of 1934 and the Securities Act of 1933, and to the payment of a civil money penalty of $500,000. Mitchell Hutchins also agreed to retain an outside consultant to review and make recommendations concerning certain compliance policies and procedures.

ASKIN LITIGATION*

Kidder, Peabody & Co. Incorporated ("Kidder, Peabody"), a subsidiary of the Company, together with other unrelated individuals and firms, has been named as a defendant in certain actions pending in the United States District Court for the Southern District of New York brought on behalf of individuals and two purported classes of investors in three funds (the "Funds") managed by Askin Capital Management, L.P. and David J. Askin (collectively, the "Askin Parties"). The actions are Primavera Familienstiftung v. David J. Askin, et al., Docket No. 95 Civ. 8905; ABF Capital Management, et al. v. Askin Capital Management, L.P., Docket No. 96 Civ. 2978; Montpellier Resources, Limited et al. v. Askin Capital Management, L.P., et al., Docket No. 97 Civ 1856; Richard Johnston as Trustee for the Demeter Trust, et al. v. Askin Capital Management, L.P., et al., Docket No. 97 Civ 4335. The plaintiffs have alleged, among other things, that Kidder, Peabody and other brokerage firms aided and abetted false and misleading representations made to investors in violation of federal and state securities laws, used the Funds as an outlet for otherwise unmarketable tranches of collateralized mortgage obligations, and violated various rules of the New York Stock Exchange and National Association of Securities Dealers. Collectively in the four lawsuits the plaintiffs claim damages of approximately $650 million, as well as unspecified punitive damages. As a result of various decisions by the District Court, the only claim remaining in these cases against Kidder, Peabody is for aiding and abetting the Askin Parties' fraud on the investors. The parties are presently engaged in pre-trial discovery. No trial date has been set.

In a separate, but related action now pending in the United States Bankruptcy Court for the Southern District of New York captioned ABF Capital Management, et al. v. Kidder, Peabody & Co. Incorporated, a group of investors in the Funds have sought to equitably subordinate, pursuant to Section 510(c) of the Bankruptcy Code, certain recoveries received by Kidder, Peabody, amounting to approximately $15.5 million, in connection with the settlement of Kidder, Peabody's claims in the Funds' bankruptcy proceedings. This action is also at an early stage; no trial date has been set.



* This item relates to a matter involving Kidder, Peabody & Co. Incorporated which was acquired by the Company in August 1997. In connection with the acquisition, the seller and its parent General Electric Company agreed to indemnify the Company for all losses relating to this matter.

KEANE LITIGATION*

Kidder, Peabody is a defendant, along with other unrelated individuals and entities, in Richard A. Lippe, et al. v. Bairnco Corp. et al., 96 Civ. 7600, in the United States District Court for the Southern District of New York brought by the Trustees of the Keene Creditors' Trust ("KCT"). This action originally was filed on June 8, 1995 as Adversary Proceeding No. 95/9393A in the Bankruptcy Court for the Southern District of New York. On April 10, 1997, the District Court ordered the withdrawal of the bankruptcy court. KCT was established pursuant to the Plan of Reorganization approved in connection with the bankruptcy proceedings related to Keene Corporation ("Keene"). The KCT claims against Kidder, Peabody arise from fairness opinions rendered by Kidder, Peabody during the 1980's in connection with the sale of various businesses by Keene. KCT alleges that Kidder, Peabody's fairness opinions intentionally or recklessly undervalued the assets being sold. KCT further alleges that such acts constituted aiding and abetting breaches of fiduciary duties and self-dealing by Keene's corporate officers and directors, who are also defendants, in violation of the New York Business Corporation Law and the Racketeer Influenced and Corrupt Organizations Act. KCT seeks damages from Kidder, Peabody and other unrelated individuals and firms in excess of $700 million. On September 15, 1997, Kidder, Peabody filed a motion to dismiss the complaint. KCT has not yet filed its opposition to the motion.

ITEM 2.  CHANGE IN SECURITIES

On August 20, 1997, PWG acquired a subsidiary from General Electric Capital Services, Inc. ("GECS"), the principal asset of which consists of 32.25 million shares (21.5 million pre-split) of common stock, par value $1.00 per share ("Common Stock"), of PWG, originally acquired by General Electric Company in connection with the sale of certain assets and businesses of Kidder, Peabody Group Inc. to PWG in 1994. As consideration for the acquisition, PWG paid to GECS $219 million in cash and issued to GECS 23.25 million shares (15.5 million pre-split) (the "Shares") of Common Stock. The issuance of the Shares was exempt from the registration requirements of the Securities Act of 1933, as amended, (the "Securities Act") pursuant to Section 4 (2) of the Securities Act on the basis that such transactions did not involve a public offering.

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

  (b)  Reports on Form 8-K:

      PWG filed a Current Report on Form 8-K dated August 15, 1997 with the Securities and Exchange Commission reporting under "Item 5 - Other Events" and "Item 7 - Exhibit" relating to the acquisition of a subsidiary of General Electric Capital Services, Inc., the principal asset of which was PWG common stock acquired in connection with the sale of certain assets and businesses of Kidder, Peabody Group Inc. to PWG in 1994.



* This item relates to a matter involving Kidder, Peabody & Co. Incorporated which was acquired by the Company in August 1997. In connection with the acquisition, the seller and its parent General Electric Company agreed to indemnify the Company for all losses relating to this matter.

                                    SIGNATURE






Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 Paine Webber Group Inc.
                                                 -----------------------
                                                      (Registrant)








Date: November  14, 1997                         By: /s/ Regina A. Dolan
      ------------------                         -----------------------
                                                 Regina A. Dolan
                                                 Vice President,
                                                 Chief Financial Officer

                                EXHIBIT INDEX

    Exhibit 11    -   Computation of Earnings per Common Share

    Exhibit 12.1  -   Computation of Ratio of Earnings to Combined Fixed
                      Charges and Preferred Stock Dividends

    Exhibit 12.2  -   Computation of Ratio of Earnings to Fixed Charges

    Exhibit 27    -   Financial Data Schedule