Form 10-K
period 1997-12-31
PAINE WEBBER GROUP INC
filed 1998-03-31
CIK 75754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1997



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

                                                   NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                              WHICH REGISTERED
Common Stock, $1 Par Value                         New York Stock Exchange, Inc.
                                                   Pacific Stock Exchange, Inc.
Stock Index Return Securities on the S&P
   MidCap 400 Index due June 2, 2000               American Stock Exchange, Inc.
8.30% Preferred Trust Securities*                  New York Stock Exchange, Inc.
8.08% Preferred Trust Securities*                  New York Stock Exchange, Inc.

 *Issued by PWG Capital Trust I and PWG Capital Trust II, respectively. Fully and unconditionally guaranteed by Paine Webber Group Inc.
                           ---------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

                        --------------------------------

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3.93 billion as of March 19, 1998. (See Item 12.)

         On March 19, 1998, the Registrant had outstanding 139,402,271 shares of common stock of $1 par value, which is Registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Parts I, II and IV incorporate information by reference from the Registrant's 1997 Annual Report to Stockholders. Part I and Part III incorporate information by reference from the Registrant's definitive proxy statement for the annual meeting to be held on May 7, 1998.

PART I

ITEM 1. BUSINESS
Paine Webber Group Inc. ("PWG") is a holding Company which, together with its operating subsidiaries (collectively, the "Company"), forms one of the largest full-service securities and commodities firms in the industry *. Founded in 1879, the Company employs approximately 16,600 people in 299 offices worldwide. In addition to the detailed information set forth below, incorporated herein by reference is the general business description information on the Company, under the caption "Management's Discussion and Analysis" on page 25 in the 1997 Annual Report to Stockholders.

The Company's business activities are highly integrated and constitute a single industry segment. Financial information for the years ended December 31, 1997, 1996 and 1995, including the amount of total revenue contributed by class of similar products or services contributing 10% or more of consolidated revenue and information on geographic data, is set forth in the Consolidated Financial Statements and the Notes thereto, and the "Five Year Financial Summary," on pages 54, 58 and 59 in the 1997 Annual Report to Stockholders incorporated herein by reference.

BROKERAGE TRANSACTIONS

A portion of the Company's revenues are generated from commissions or fees earned as a broker for individual and institutional clients in the purchase and sale of equity securities (listed and over-the-counter securities), mutual funds, insurance products, options, fixed income instruments, commodities and financial futures. The Company also earns commissions or fees for services provided in the areas of employee benefits, managed accounts and personal trusts.

Securities transactions The Company holds memberships in all major securities exchanges in the United States in order to provide services to its brokerage clients in the purchase and sale of listed securities. The largest portion of the Company's commission revenue (59%) is derived from brokerage transactions for individual and institutional clients in listed securities and options. The Company may also act as broker for investors in the purchase and sale of over-the-counter securities and fixed income instruments including U.S. government and municipal securities. The Company has established commission rates for brokerage transactions which vary with the size and complexity of the transaction and with the activity level of the client's account.

Mutual funds The Company distributes shares of mutual funds for which it serves as investment advisor and sponsor as well as shares of funds sponsored by others. Income from the sale of mutual funds is derived from commissions and standard dealers' discounts, which are determined by the terms of the selling agreement and the size of the transaction. Income from proprietary mutual funds is also derived from management and distribution fees (see "Asset Management" section). Mutual funds include both taxable and tax-exempt funds and front-load, reverse-load, and level-load funds.

Insurance Through subsidiaries, PaineWebber Incorporated ("PWI") acts as agent for several life insurance companies and sells deferred annuities and life insurance. Additionally, variable annuities are issued by PaineWebber Life Insurance Company which are sold by PWI as agent.





___________

* Certain items herein, including (without limitation) certain matters discussed under "Legal Proceedings" in Part I, Item 3 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") incorporated by reference in Part II, Item 7 of this report, and "Quantitative and Qualitative Disclosures about Market Risk" incorporated by reference in Part II, Item 7a of this report are forward-looking statements. The matters referred to in such forward-looking statements could be affected by many factors, including (without limitation) economic and market conditions, the level and volatility of interest rates, currency and security valuations, competitive conditions, the impact of current, pending and future legislation and regulation and other risks and uncertainties detailed in the MD&A. The Company disclaims any obligation or undertaking to update publicly or revise any forward-looking statements.

Managed accounts The Company acts in a consulting capacity to both individuals and institutions in the selection of professional money managers. Services provided in this consulting capacity may include client profiling, asset allocation, manager selection, performance measurement and financial planning. Money managers recommended may be either affiliated with the Company or nonaffiliated managers. Compensation for services is in the form of commissions or established fees.

Options The Company's options related services include the purchase and sale of equity, index, and currency options on behalf of clients, and the delivery and receipt of the underlying instruments upon exercise of the options. In addition, the Company utilizes its securities research capabilities in the formulation of options strategies and recommendations for its clients.

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

Employee benefit plans PW Trust Company, a wholly owned subsidiary of PWG, acts as trustee, custodian or investment manager of retirement assets for approximately 1,050 corporate retirement plans.

Personal trust services The Company offers its clients a full range of domestic and international personal trust services, including self trustee and corporate trustee options. Investment options include managed accounts, mutual funds and annuities. The Company serves its international clients through a trust company located in Guernsey, Channel Islands, and may serve its domestic clients through third party trustees.

DEALER TRANSACTIONS

The Company regularly makes a market in OTC securities and as a block positioner, acts as market-maker in certain listed securities, U.S. government and agency securities, investment-grade and high-yield corporate debt, emerging market securities, and mortgage and asset-backed securities.

Equity The Company effects transactions in large blocks of securities, usually with institutional investors, generally involving 10,000 or more shares of listed stocks. Such transactions are handled on an agency basis to the extent possible, but the Company may take a long or short position as principal to the extent that no buyer or seller is immediately available. By engaging in block positioning, the Company places a portion of its capital at risk to facilitate transactions for clients. Despite the risks involved in block positioning, the aggregate brokerage commissions generated by the Company's willingness to commit a portion of its capital in repositioning, including commissions on other orders from the same clients, justifies such activities.

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

Fixed Income The Company provides clients access to a multitude of fixed income products including: U.S. government and agency securities; mortgage-backed related securities including those issued through Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corp. ("FHLMC"); asset-backed securities; emerging market securities; corporate investment-grade and high-yield securities; and options and futures contracts on certain of these products. To the extent significant price fluctuations occur, the Company's capital can be at risk. This risk is mitigated by hedging inventory positions.

As a "primary dealer" in U.S. government securities, the Company actively participates in the distribution of United States treasury securities and reports its inventory positions and market transactions to the Federal Reserve Bank on a weekly basis. The Company takes positions in government and government agency securities to facilitate transactions for its clients on a principal basis. Profits or losses are recognized from purchases and sales, and fluctuations in the value of securities in which it maintains positions. Additionally, trading activities include the purchase of securities under agreements to resell at future dates (reverse repurchase agreements) and the sale of the same or similar securities under agreements to repurchase at future dates (repurchase agreements). Profits and losses on the repurchase transactions result from the interest rate differentials.

The Company actively participates in the mortgage-backed securities markets through the purchase or sale of GNMA, FNMA, FHLMC, mortgage pass-through securities, Collateralized Mortgage Obligations ("CMOs") and other mortgage related and asset-backed securities, in order to meet client needs on a principal basis. As a means of financing its trading, the Company enters into repurchase agreements. The Company also structures and underwrites CMOs. Additionally, the Company serves as principal and financier in the origination, purchase, sale, securitization and resale of mortgage notes and other real estate related products.

The Company is an active participant in the corporate bond markets. Through the fixed income debt syndicate desk and institutional sales force, the Company distributes and markets new issuances of corporate debt securities. The corporate bond trading desk supports this effort as a dealer in the secondary markets by effecting transactions on behalf of clients or for the Company's own account. Revenues generated from these activities include underwriting fees on syndicate transactions and principal transaction gains or losses.

The Company underwrites, makes markets in, and facilitates trades for clients in the high-yield securities markets. High-yield securities refer to companies whose debt is rated as non-investment grade. The Company continually monitors its risk positions associated with high-yield debt and establishes limits with respect to overall market exposure, industry group and individual issuer.

The Company may also take positions in emerging market securities to facilitate transactions for its clients on a principal basis. Emerging market securities include Latin American, Eastern Europe and Asian instruments denominated in U.S. dollars and local currency units. The Company continually monitors its risk positions associated with emerging market securities and establishes limits with respect to overall market exposure, region and individual issuer.

Municipal securities Through its municipal bond department, the Company is a dealer in both the primary and secondary markets, buying and selling securities for its own account and for clients. Revenues derived from these activities include underwriting and remarketing agent fees, selling concessions and trading profits.

Derivatives The Company is engaged in activities, primarily on behalf of clients, in equity derivative products, including listed and OTC options, warrants, futures and underlying equity securities. The Company may also engage in creating structured products, which are sold to retail and institutional clients, that are based on baskets of securities and currencies, primary foreign and domestic market indexes and other equity and debt-based products. The Company generally hedges positions taken in these structured products based on option and other valuation models. The Company engages in interest rate, stock index, commodity options and futures contract transactions in connection with the Company's principal trading activities. In addition, the Company's mortgage and foreign currency businesses enter into forward purchase and sale agreements, and option contracts.

Derivative financial instruments are subject to varying degrees of market and credit risk, although in many cases derivatives serve to reduce, rather than increase the Company's exposure to losses from these risks. The Company has developed a control environment, encompassing both its derivative-based and other businesses, that involves the interaction of a number of risk management and control groups. See "Management's Discussion and Analysis - Risk Management" on page 31 in the 1997 Annual Report to Stockholders for a discussion of these groups and their functions. See also "Notes to Consolidated Financial Statements
- Note 1: Summary of Significant Accounting Policies, Note 10: Financial Instruments with Off-Balance-Sheet Risk and Note 11: Risk Management", beginning on page 39, page 46 and page 48, respectively, in the 1997 Annual Report to Stockholders.

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

Through its Commercial Real Estate group, the Company provides a full range of capital markets services to its real estate clients, including underwriting of debt and equity securities, principal lending, debt restructuring, property sales and bulk sales services, and a broad range of other advisory services.

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

ASSET MANAGEMENT

The Asset Management group is comprised of Mitchell Hutchins Asset Management Inc. ("MHAM"), including Mitchell Hutchins Investment Advisory division, Mitchell Hutchins Institutional Investors Inc., Financial Counselors, Inc. and NewCrest Advisors Inc. The Asset Management group provides investment advisory and portfolio management services to mutual funds, institutions, pension funds, endowment funds, individuals and trusts. Mutual funds, for which MHAM serves as an investment advisor and administrator, include both taxable and tax-exempt funds and front-load, reverse-load, and level-load funds. At December 31, 1997, total assets under management were $48.9 billion.

MARGIN LENDING

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

The financing of margin purchases can be an important source of revenue to the Company since the interest rate paid by the client on funds loaned by the Company exceeds the Company's cost of short-term funds. The amount of the Company's gross interest revenues is affected not only by prevailing interest rates, but also by the volume of business conducted on a margin basis. To finance margin loans to clients, the Company utilizes both interest-bearing and non-interest-bearing funds generated from a variety of sources in the course of its operations, including bank loans, free credit balances in client accounts, sale of securities under agreements to repurchase, the lending of securities and sales of securities not yet purchased. No interest is paid on a substantial portion of clients' credit balances.

By permitting a client to purchase on margin, the Company takes the risk that market declines could reduce the value of the collateral below the principal amount loaned, plus accrued interest, before the collateral could be sold.

SECURITIES LENDING

In connection with both its trading and brokerage transactions, the Company borrows and lends securities to and from brokers and dealers and banks, principally to cover short sales and to complete transactions where the customer has not delivered securities by the settlement date. The borrower of securities is generally required to deposit cash or another form of qualifying collateral with the lender. The borrower pays a fee to the lender or receives only a portion of the interest earned on the cash deposit, pursuant to an agreement between the parties specifying the terms of the transaction.

INTERNATIONAL

Portions of the Company's core business activities are conducted through PaineWebber International Inc. and its subsidiaries (collectively, the "foreign subsidiaries") which also function as introducing broker-dealers to PWI for U.S. market products and are members of various international exchanges. The foreign subsidiaries are active in the sales, trading and underwriting of U.S. dollar denominated and non-U.S. dollar denominated Eurobonds. In addition, certain of the foreign subsidiaries provide prime brokerage services to their clients and are active in the securities lending business.

RESEARCH

Research provides investment advice and strategies to institutional and individual clients, and other business areas of the Company. The Equity Research analysts, strategists, and economists cover more than 850 companies in 61 industries and also generate broader investment and economic analyses. The Company's Fixed Income and Municipal Securities groups also maintain dedicated research teams that cover their respective businesses.

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

Correspondent Services Corporation ("CSC"), a registered broker-dealer, provides execution and clearing services of securities through PWI to approximately 133 broker-dealers on a fully disclosed and omnibus basis. CSC also provides margin loans to the clients of its correspondent brokers.

PaineWebber Life Insurance Company ("PW Life") issues variable annuities which are sold by PWI as agent. PW Life also assumes reinsurance of variable annuities issued by other insurance companies.

REGULATION

The securities and commodities industry is one of the nation's most extensively regulated industries. The Securities and Exchange Commission ("SEC") is responsible for carrying out the federal securities laws and serves as a supervisory body over all national securities exchanges and associations, while the Commodity Futures Trading Commission ("CFTC") provides this function over all national commodities and futures exchanges and associations. The regulation of broker-dealers has to a large extent been delegated, by the federal securities laws, to self-regulatory organizations ("SROs"). These SROs include all the national securities and commodities exchanges, the National Association of Securities Dealers and the Municipal Securities Rulemaking Board. Subject to approval by the SEC and the CFTC, these SROs adopt rules that govern the industry and conduct periodic examinations of the operations of certain subsidiaries of the Company. The New York Stock Exchange ("NYSE") has been designated by the SEC as the primary regulator of certain of the Company's subsidiaries including PWI. In addition, certain of these subsidiaries are subject to regulation of the laws of the 50 states, the District of Columbia, Puerto Rico and certain foreign countries or exchanges in which they are registered to conduct securities, banking, insurance or commodities business.

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

Pursuant to SEC and CFTC regulations, registered broker-dealers and futures commission merchants ("FCMs") must maintain, preserve and report on a quarterly and annual basis, certain information concerning the organizational structure, risk management policies and financial condition of any affiliate of the Company whose activities are reasonably likely to have a material impact on the financial and operational condition of the Company.

COMPETITION

All aspects of the business of the Company are highly competitive. The Company competes directly with numerous other brokers and dealers, investment banking firms, insurance companies, investment companies, banks, commercial banks and other financial institutions.

In recent years, competitive pressures have increased from discount brokerage firms, on-line internet trading, and commercial banks that were not traditionally engaged in the securities business. The Company believes that the principal factors affecting competition in the securities industry are available capital, and the quality and prices of services and products offered.

ITEM 2.  PROPERTIES

The principal executive offices of the Company are located at 1285 Avenue of the Americas, New York, New York under leases expiring through December 31, 2015. The Company is currently leasing approximately 668,000 square feet at 1285 Avenue of the Americas principally comprising the offices of its investment banking, asset management, capital markets, and corporate headquarters staff, as well as two branch offices for retail investment executives.

The Company leases approximately 950,000 square feet of space at Lincoln Harbor in Weehawken, New Jersey under leases expiring December 31, 2013. The Lincoln Harbor facility principally comprises the offices of the Private Client Group headquarters, systems, operations, administrative services, and finance divisions.

At December 31, 1997, the Company maintained 299 offices worldwide under leases expiring between 1998 and 2015. In addition, the Company leases various furniture and equipment.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions, in which compensatory damages in excess of $193 million appear to be sought, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $193 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $193 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, including those described below, and intends to actively defend each such case.

IN RE NASDAQ MARKET-MAKER ANTITRUST LITIGATIONS

In July 1994, PaineWebber Incorporated ("PaineWebber"), together with numerous unrelated firms, were named as defendants in a series of purported class action complaints that have since been consolidated in the United States District Court for the Southern District of New York under the caption In Re NASDAQ Market-Maker Antitrust Litigation, MDL Docket No. 1023. The consolidated class complaint alleges that the defendant firms engaged in activities as market makers on the NASDAQ over-the-counter market that violated the federal antitrust laws. The Court certified a class of retail and institutional investors. Plaintiffs and all but one of the defendants reached an agreement to settle the litigation, which was preliminarily approved by the Court on December 31, 1997. Subsequently, the remaining defendant reached an agreement to settle with Plaintiffs. PaineWebber's share of the settlement will be approximately $50 million. The settlement is subject to various contingencies, including final approval by the Court after notice and hearing. If the settlement is finally approved, PaineWebber will be released from all specified claims by participating class members, and the Complaint will be dismissed with prejudice as to PaineWebber.

On July 16, 1996, PaineWebber and certain other NASDAQ market-makers entered into a Stipulation and Order resolving a civil complaint filed by the United States Department of Justice, alleging that it and other NASDAQ market makers violated Section 1 of the Sherman Act in connection with certain market making practices. In entering into the Stipulation and Order, without admitting the allegations, the parties agreed that the defendants would not engage in certain types of market making activities and the defendants undertook specified steps to assure compliance with their agreement. The United States District Court for the Southern District of New York approved the Stipulation and Order on April 23, 1997, following a public hearing. Intervenors filed a notice of appeal to the United States Court of Appeals, and the appeal was argued on March 16, 1998.

NEWTON v. MERRILL LYNCH, ET AL. SECURITIES LITIGATION

PaineWebber and two other broker-dealers were named as defendants in litigation brought in November 1994 and subsequently styled In Re Merrill Lynch, et al., Securities Litigation, Civ. No. 94-5343 (DRD). The amended class action complaint, filed in March 1995, purportedly on behalf of a class of persons who placed market orders with defendants for the purchase or sale of NASDAQ securities between November 1992 and 1994, alleges that defendants violated the federal securities laws in connection with the execution of those orders by, among other things, failing to provide execution of such orders at prices better than the national best bid or offer available on the NASDAQ market. On December 13, 1995, the District Court granted defendants' motion for summary judgment. On January 31, 1998, the United States Court of Appeals for the Third Circuit (en banc) reversed the District Court's grant of summary judgment and remanded the case to the District Court for further proceedings. The District Court has not yet ruled on class certification.

GENERAL DEVELOPMENT CORPORATION SECURITIES LITIGATION

In May 1991, PaineWebber and other entities and individuals were named as defendants in an action captioned Rolo v. City Investing Liquidating Trust, et al., Civ. Action 90-442D D.N.J., alleging conspiracy and aiding and abetting violations of the Racketeer Influenced and Corrupt Organization Act, the Interstate Land Sales Full Disclosure Act, as well as common law claims, on behalf of members of an association known as the North Port Out-of-State Lot Owners Association who purchased lots and/or houses from General Development Corporation ("GDC") or one of its affiliates. The secondary liability claims against PaineWebber related to its role as an underwriter of GDC's April 8, 1988 offering of 12 7/8% senior subordinated notes and 1989 offering of Adjustable Rate General Development Residential Mortgage Pass-Through Certificates, Series 1989-A, which offerings plaintiffs contend enabled GDC to perpetuate an alleged scheme to defraud purchasers of GDC lots and/or houses. The First Amended Complaint requests certain declaratory relief, equitable relief, compensatory damages of not less than $500 million, punitive damages of not less than three times compensatory damages, treble damages with respect to the RICO count, interest, attorneys' and witness fees, costs, and disbursements.

The District Court's order dismissing plaintiff's First Amended Complaint against PaineWebber was affirmed by the Third Circuit Court of Appeals on November 8, 1994. On April 4, 1995, the Third Circuit entered an order vacating its order of November 8, 1994, and granted plaintiffs' application for rehearing and remanded the case to the District Court for reconsideration. On remand, on August 24, 1995, the District Court entered an order dismissing the action as to all defendants. Plaintiffs filed a notice of appeal from the District Court's dismissal order and, on September 16, 1996, the Third Circuit of Appeals heard arguments on plaintiffs' appeal. The court has not yet ruled on the appeal.

ASKIN LITIGATION *

Kidder, Peabody & Co. Incorporated ("Kidder, Peabody"), a subsidiary of the Company, together with other unrelated individuals and firms, has been named as a defendant in certain actions pending in the United States District Court for the Southern District of New York brought on behalf of individuals and two purported classes of investors in three funds (the "Funds") managed by Askin Capital Management, L.P. and David J. Askin (collectively, the "Askin Parties"). The actions are Primavera Familienstiftung v. David J. Askin, et al., Docket No. 95 Civ. 8905; ABF Capital Management, et al. v. Askin Capital Management, L.P., Docket No. 96 Civ. 2978; Montpellier Resources, Limited et al. v. Askin Capital Management, L.P., et al., Docket No. 97 Civ 1856; Richard Johnston as Trustee for the Demeter Trust, et al. v. Askin Capital Management, L.P., et al., Docket No. 97 Civ 4335. The plaintiffs have alleged, among other things, that Kidder, Peabody and other brokerage firms aided and abetted false and misleading representations made to investors in violation of federal and state securities laws, used the Funds as an outlet for otherwise unmarketable tranches of collateralized mortgage obligations, and violated various rules of the New York Stock Exchange and National Association of Securities Dealers. Collectively in the four lawsuits, the plaintiffs claim damages of approximately $650 million, as well as unspecified punitive damages. As a result of various decisions by the District Court, the only claim remaining in these cases against Kidder, Peabody is for aiding and abetting the Askin Parties' alleged fraud on the investors. The parties are presently engaged in pre-trial discovery. No trial date has been set.

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

KEANE LITIGATION*
Kidder, Peabody is a defendant, along with other unrelated individuals and entities, in Richard A. Lippe, et al. v. Bairnco Corp. et al., 96 Civ. 7600, in the United States District Court for the Southern District of New York brought by the Trustees of the Keene Creditors' Trust ("KCT"). This action originally was filed on June 8, 1995 as Adversary Proceeding No. 95/9393A in the Bankruptcy Court for the Southern District of New York. On April 10, 1997, the District Court ordered the withdrawal of the bankruptcy court. KCT was established pursuant to the Plan of Reorganization approved in connection with the bankruptcy proceedings related to Keene Corporation ("Keene"). The KCT claims against Kidder, Peabody arise from fairness


--------
* This item relates to a matter involving Kidder, Peabody & Co. Incorporated which was acquired by the Company in August 1997. In connection with the acquisition, the seller and its parent General Electric Company agreed to indemnify the Company for all losses relating to this matter.

opinions rendered by Kidder, Peabody during the 1980's in connection with the sale of various businesses by Keene. KCT alleges that Kidder, Peabody's fairness opinions intentionally or recklessly undervalued the assets being sold. KCT further alleges that such acts constituted aiding and abetting breaches of fiduciary duties and self-dealing by Keene's corporate officers and directors, who are also defendants, in violation of the New York Business Corporation Law and the Racketeer Influenced and Corrupt Organizations Act. KCT seeks damages from Kidder, Peabody and other unrelated individuals and firms in excess of $700 million. On September 15, 1997, Kidder, Peabody filed a motion to dismiss the complaint. On February 6, 1998, the District Court granted Kidder, Peabody's motion to dismiss the complaint as to Kidder, Peabody. The dismissal order is not appealable by plaintiff at this time.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Incorporated herein by reference is the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 7, 1998 ("Proxy Statement") to be filed with the SEC not later than 120 days after the end of the fiscal year.

Set forth below, in addition to information contained in the Proxy Statement, is certain information concerning the executive officers of PWG who do not also serve as directors or are a nominee for director of PWG:

Margo Alexander, 51, is President and Chief Executive Officer of Mitchell Hutchins Asset Management Inc., a wholly-owned subsidiary of PWI, a position she has held since January 1995. From 1981 to 1995, Ms. Alexander held various positions in the Company including Director of Research, Co-Director of Institutional Equity, and Director of Institutional Equity. In April 1973, she joined Mitchell Hutchins & Co., a predecessor firm of the Company, as a security analyst.

Steven P. Baum, 45, is Executive Vice President and Director of Capital Markets of PWI, a position he has held since October 1997. From November 1995 to October 1997, he was Director of the Global Fixed Income and Commercial Real Estate groups. Upon joining the Company in January 1995, he served as Director of the Commercial Real Estate group and co-director of the Global Fixed Income group until October 1995. Prior to joining the Company, Mr. Baum was with Kidder, Peabody & Co. from 1985 to 1994 where he served in various capacities in the Fixed Income group including co-head of the Fixed Income Department from July 1994 to January 1995 and head of the Commercial Real Estate group from 1990 to July 1994.

Theodore A. Levine, 53, is General Counsel and Secretary of PWG, and is an Executive Vice President of PWI, positions he has held since June 1993. Mr. Levine is also a Senior Vice President of PWG, a position he has held since October 1997. He was Vice President of PWG from June 1993 to September 1997. Prior to joining the Company, Mr. Levine was a partner at the Washington D.C.- based law firm of Wilmer, Cutler and Pickering from February 1984 to June 1993. He was with the Securities and Exchange Commission from 1969 to 1984 where he rose to the position of Associate Director in the Division of Enforcement.

Robert H. Silver, 42, is Executive Vice President and Director of Operations, Service and Systems of PWI, a position he has held since 1995. From 1988 to 1995, Mr. Silver held various positions in the Company including Director of Retail Products and Marketing, Director of Retail Branch offices, and Director of Finance and Controls. Prior to joining the Company, Mr. Silver was with Merrill Lynch & Co., Inc. from 1983 to 1988 and KPMG Peat Marwick from 1977 to 1983.

Mark B. Sutton, 43, is Executive Vice President and Director of the Private Client Group of PWI, a position he has held since January 1995. Prior to rejoining the Company in 1995, Mr. Sutton was with Kidder, Peabody & Co. from July 1992 to December 1994. He served as Managing Director and Chief Operating Officer of its brokerage unit until July of 1994 when he became the Chief Executive Officer of Kidder, Peabody's Investment Services Division. Mr. Sutton's original tenure with PaineWebber was from 1978 to

1992 where he served in various capacities including Director of Transaction Services and Managing Director of MHAM.

Executive Officers are elected annually to serve until their successors are elected and qualify or until they sooner die, retire, resign or are removed.



                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

The information set forth under the captions "Market for Common Stock" and "Common Stock Dividend History" on page 57 in the 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The information set forth under the caption "Financial Highlights" on page 11 in the 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" beginning on page 25 in the 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption "Management's Discussion and Analysis - Risk Management" beginning on page 31 and "Note 1 - Summary of Significant Accounting Policies - Derivative Financial Instruments" in the "Notes to the Consolidated Financial Statements" beginning on page 39 in the 1997 Annual Report to Stockholders is incorporated herein by reference.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE
None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the age and principal occupation of each director is set forth under the caption "Information Concerning the Nominees and Directors" in the Proxy Statement and is incorporated herein by reference. Information concerning executive officers of the Registrant, who do not serve as directors or are not nominee for director, is given at the end of Part I of this report.

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

          1       -    Distribution Agreement dated November 30, 1993 between
                       Registrant and PWI (incorporated by reference to Exhibit
                       1.2 of Registrant's Registration Statement No. 33-52695 filed with the SEC on October 16, 1995).

        3.1       -    Restated Certificate of Incorporation of Registrant, as
                       filed with the Office of the Secretary of State of the State of Delaware on May 4, 1987 (incorporated by reference to Exhibit 3.1 of Registrant's Registration
                       Statement No. 33-52695 on Form S-3 filed with the SEC on
                       October 16, 1995).

        3.2       -    Certificate of Designations for the 9% Cumulative
                       Redeemable Preferred Stock, Series C, of the Registrant as filed with the Secretary of State of the State of Delaware on December 15, 1994 (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K dated December 27, 1994).

        3.3       -    Certificate of Amendment to the Restated Certificate of
                       Incorporation of Registrant as filed with the office of the Secretary of State of the State of Delaware on June
                       6, 1994 (incorporated by reference to Registrant's
                       Current Report on Form 8-K dated June 15, 1994).

        3.4       -    Certificate of Amendment to the Restated Certificate of
                       Incorporation of Registrant as filed with the Office of the Secretary of State of the State of Delaware on June
                       3, 1988

                       (incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

        3.5*      -    By-laws of the Registrant as amended February 5, 1998.

        3.6       -    Certificate of Powers, Designations, Preferences and
                       Rights relating to the Company's 6% Convertible Preferred
                       Stock as filed with the Office of the Secretary of State of the State of Delaware on February 10, 1994
                       (incorporated by reference to Registrant's Form 8-K dated
                       February 10, 1994).

       4.1        -    Amended and Restated Stockholders Agreement, dated as of
                       August 6, 1997 between Paine Webber Group Inc., General
                       Electric Company, General Electric Capital Corporation,
                       General Electric Capital Services, Inc. and Kidder
                       Peabody Group Inc. (incorporated by reference to Exhibit
                       4.1 of Registrant's Form 8-K dated August 7, 1997).

       4.2        -    Share Purchase Agreement, dated August 6, 1997, by and
                       among General Electric Company and General Electric
                       Capital Services, Inc. and Paine Webber Group Inc.
                       (incorporated by reference to Exhibit 4.2 of Registrant's
                       Form 8-K dated August 7, 1997).

       4.3        -     Copy of form of certificate of common stock to reflect
                        a new signatory (incorporated by reference to Exhibit
                        4.1 of Registrant's Form 10-K for the year ended
                        December 31, 1993).

       4.4        -    Supplemental Indenture dated as of November 30, 1993
                       between Registrant and Chase Manhattan Bank Delaware
                       (formerly known as Chemical Bank (Delaware)), as Trustee, relating to the Subordinated Debt Securities
                       (incorporated by reference to Exhibit 4.2g of Registrant's Registration Statement No. 33-52695 on Form
                       S-3 filed with the SEC on October 16, 1995).

       4.5        -    Indenture dated as of March 15, 1988 between Registrant
                       and Chase Manhattan Bank Delaware (formerly known as
                       Chemical Bank (Delaware)), as Trustee, relating to
                       Registrant's Subordinated Debt Securities (incorporated by reference to Exhibit 4.2d of Registrant's Registration
                       Statement No. 33-52695 on Form S-3 filed with the SEC on
                       October 16, 1995).

        4.6       -    Supplemental Indenture dated as of September 22, 1989, to
                       the Indenture dated as of March 15, 1988, between Registrant and Chase Manhattan Bank Delaware (formerly known as Chemical Bank (Delaware)), as Trustee, relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.2e of Registrant's Registration
                       Statement No. 33-52695 on Form S-3 filed with the SEC on
                       October 16, 1995).

        4.7       -    Supplemental Indenture dated as of March 22, 1991 between
                       Registrant and Chase Manhattan Bank Delaware (formerly known as Chemical Bank (Delaware)), as Trustee, relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.2f of Registrant's Registration
                       Statement No. 33-52695 on Form S-3 filed with the SEC on
                       October l6, 1995).

        4.8       -    Indenture dated as of March 15, 1988 between Registrant
                       and The Chase Manhattan Bank (formerly known as Chemical
                       Bank), as Trustee, relating to Registrant's Senior Debt
                       Securities, (incorporated by reference to Exhibit 4.2a of Registrant's Registration Statement No. 33-52695 on Form
                       S-3 filed with the SEC on October 16, 1995).

        4.9       -    Supplemental Indenture dated as of September 22, 1989, to
                       the Indenture dated as of March 15, 1988 between Registrant and The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, relating to Senior Debt
                       Securities (incorporated by reference to Exhibit 4.2b of Registrant's Registration Statement No. 33-52695 on Form
                       S-3 filed with the SEC on October 16, 1995).

       4.10       -    Supplemental Indenture dated as of March 22, 1991 between
                       Registrant and The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, relating to Senior Debt
                       Securities (incorporated by reference to Exhibit 4.2c of Registrant's Registration Statement No. 33-52695 on Form
                       S-3 filed with the SEC on October 16, 1995).

       4.11+      -    Form of 6.5% Convertible Debentures Due 2002 issued in
                       connection with Registrant's Key Executive Equity Program
                       (incorporated by reference to Exhibit 4.1 of Registrant's
                       Form 10-K for the year ended December 31, 1992).

       4.12       -    Proposed Form of Debt Securities (Medium-Term Senior
                       Note, Series C, Fixed Rate) (incorporated by reference to
                       Exhibit 4.1a to Registrant's Registration Statement No.
                       33-52695 on Form S-3 filed with the SEC on October 16,
                       1995).

       4.13       -    Proposed Form of Debt Securities (Medium-Term
                       Subordinated Note, Series D, Fixed Rate) (incorporated by reference to Exhibit 4.1b to Registrant's Registration
                       Statement No. 33-52695 on Form S-3 filed with the SEC on
                       October 16, 1995).

 .      4.14       -    Proposed Form of Debt Securities (Medium-Term
                       Subordinated Note, Series C, Floating Rate) (incorporated by reference to Exhibit 4.1c to Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

       4.15       -    Proposed Form of Debt Securities (Medium-Term
                       Subordinated Note, Series D, Floating Rate) (incorporated by reference to Exhibit 4.1d to Registrant's Registration
                       Statement No. 33-52695 on Form S-3 filed with the SEC on
                       October 16, 1995).

       4.16       -    Proposed Form of Debt Securities (Senior Note, Fixed
                       Rate) (incorporated by reference to Exhibit 4.1c to Registrant's Registration Statement No. 33-58124 on Form
                       S-3 filed with the SEC on February 10, 1993).

       4.17       -    Proposed Form of Debt Securities (Subordinated Note,
                       Fixed Rate) (incorporated by reference to Exhibit 4.1f to
                       Registrant's Registration Statement No. 33-58124 on Form
                       S-3 filed with the SEC on February 10, 1993).

       4.18       -    Form of Junior Subordinated Debt Indenture dated November
                       1996 between the Registrant and The Chase Manhattan Bank as Trustee (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 333-13831 on Form
                       S-3 filed with the SEC on November 22, 1996).

       4.19       -    Certificate of Trust of PWG Capital Trust I (incorporated
                       by reference to Exhibit 4.4 of Registrant's Registration
                       Statement No. 333-13831 on Form S-3 filed with the SEC on
                       November 22, 1996).

       4.20       -    Certificate of Trust of PWG Capital Trust II
                       (incorporated by reference to Exhibit 4.5 of Registrant's
                       Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

       4.21       -    Form of Amended and Restated Declaration of Trust for PWG
                       Capital Trust I and II (incorporated by reference to
                       Exhibit 4.11 of Registrant's Registration Statement No.
                       333-13831 on Form S-3 filed with the SEC on November 22,
                       1996).

       4.22       -    Form of Preferred Security relating to Preferred Trust
                       Securities of PWG Capital Trust I and II (incorporated by reference to Exhibit 4.12 of Registrant's Registration
                       Statement No. 333-13831 on Form S-3 filed with the SEC on
                       November 22, 1996).

       4.23       -    Form of Supplemental Indenture to be used in connection
                       with issuance of Junior Subordinated Debt Securities
                       (incorporated by reference to Exhibit 4.13 of Registrant's Registration Statement No. 333-13831 on Form
                       S-3 filed with the SEC on November 22, 1996).

       4.24       -    Form of Junior Subordinated Debt Security (incorporated
                       by reference to Exhibit 4.14 of Registrant's Registration
                       Statement No. 333-13831 on Form S-3 filed with the SEC on
                       November 22, 1996).

       4.25       -    Form of Guarantee with respect to Preferred Securities
                       relating to Preferred Trust Securities of PWG Capital
                       Trust I and II (incorporated by reference to Exhibit 4.15 of Registrant's Registration Statement No. 333-13831 on
                       Form S-3 filed with the SEC on November 22, 1996).

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

       Credit Agreement dated as of December 7, 1997 among Registrant, the Initial Lenders named therein, and The Bank of New York, Administrative Agent, relating to the $1.2 billion credit facility.

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

       Credit Agreement dated as of August 30, 1996 among, PaineWebber International (U.K.) Ltd., the Initial Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent, relating to the $750 million secured credit facility.

        10.1      -    Asset Purchase Agreement dated as of October 17, 1994
                       between Paine Webber Group Inc., General Electric Company and Kidder, Peabody Group Inc. relating to the purchase of certain assets and businesses of Kidder, Peabody Group
                       Inc. and its subsidiaries (incorporated by reference to Registrant's Form 10-Q for the quarter ended September
                       30, 1994).

        10.2      -    Supplemental Agreement dated as of December 9, 1994 among
                       the Registrant, General Electric Company and Kidder,
                       Peabody Group Inc. (incorporated by reference to Exhibit
                       4.2 to Registrant's Current Report on Form 8-K dated
                       December 27, 1994).

        10.3      -    Second Supplemental Agreement dated as of December 16,
                       1994 among the Registrant, General Electric Company and
                       Kidder, Peabody Group Inc. (incorporated by reference to
                       Exhibit 4.3 to Registrant's Current Report on Form 8-K dated December 27, 1994).

        10.4      -    Third Supplemental Agreement dated as of January 27, 1995
                       among the Registrant, General Electric Company and
                       Kidder, Peabody Group Inc. (incorporated by reference to
                       Exhibit 10.3 to Registrant's Form 8-K/A dated February
                       24, 1995 which amended Registrant's Form 8-K dated
                       December 27, 1994).

        10.5      -    Fourth Supplemental Agreement dated as of February 10,
                       1995 among the Registrant, General Electric Company and
                       Kidder, Peabody Group Inc. (incorporated by reference to
                       Exhibit 10.3 to Registrant's Form 8-K/A dated February
                       24, 1995 which amended Registrant's Form 8-K dated
                       December 27, 1994).

        10.6      -    Second Restated and Amended Agreement of Lease, dated as
                       of May 1, 1996, between 1285 Associates Limited
                       Partnership and PWI relating to property located at 1285
                       Avenue of the Americas, New York, New York (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the quarter ended March 31, 1996).

        10.7      -    Guarantee dated as of May 1, 1996 between Registrant and
                       1285 Associates Limited Partnership relating to the lease of property located at 1285 Avenue of the Americas, New
                       York, New York (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q for the quarter ended March 31,
                       1996).

        10.8*     -    Amended and Restated Investment Agreement dated as of
                       November 5, 1992 by and between Registrant and The Yasuda
                       Mutual Life Insurance Company ("Yasuda").

        10.9      -    Lease Agreement dated as of April 14, 1986, between PWI
                       (as Tenant) and Hartz-PW Limited Partnership (as
                       Landlord) relating to the Lincoln Harbor Project
                       (Operations Center) located in Weehawken, New Jersey
                       (incorporated by reference to Exhibit 10.37 of Registrant's Form 10-K for the year ended December 31,
                       1995).

        10.10     -    Lease Agreement dated as of April 14, 1986, between PWI
                       (as Tenant) and Hartz-PW Limited Partnership (as
                       Landlord) relating to the Lincoln Harbor Project (Data
                       Processing Center) located in Weehawken, New Jersey
                       (incorporated by reference to Exhibit 10.38 of Registrant's Form 10-K for the year ended December 31,
                       1995).

        10.11     -    Lease Agreement dated as of April 14, 1986, between PWI
                       (as Tenant) and Hartz-PW Tower B Limited Partnership, as successor in interest to Hartz-PW Hotel Limited
                       Partnership relating to the Lincoln Harbor Project (Tower
                       B/Office Building) located in Weehawken, New Jersey
                       (incorporated by reference to Exhibit 10.39 of Registrant's Form 10-K for the year ended December 31,
                       1995).

        10.12     -    Agreement of Limited Partnership of Hartz-PW Limited
                       Partnership dated April 14, 1986 relating to the Lincoln
                       Harbor Project (Operation Center and Data Processing
                       Center) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.40 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.13     -    Agreement of Limited Partnership of Hartz-Tower B Limited
                       Partnership dated April 14, 1986, as amended, relating to the Lincoln Harbor Project (Tower B/Office Building) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.41 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.14     -    Ground lease between Hartz Mountain Industries and
                       Hartz-PW Limited Partnership dated April 14, 1986 relating to the Operations Center at the Lincoln Harbor
                       Project in Weehawken, New Jersey (incorporated by reference to Exhibit 10.42 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.15     -    Directors and Officers Liability and Corporation
                       Reimbursement insurance policy with Fiduciary Liability
                       Rider with National Union Fire Insurance Company
                       (incorporated by reference to Exhibit 10.51 of Registrant's Form 10-K for the year ended December 31,
                       1996).

        10.16     -    Letter Agreement dated as of March 9, 1993 between
                       Registrant and The Yasuda Mutual Life Insurance Company
                       (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31,
                       1992).

        10.17+    -    Limited Partnership Agreement of PW Partners 1993 L.P.
                       dated as of February 2, 1994 (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the year ended December 31, 1994).

        10.18+    -    Registrant's 1994 Executive Incentive Compensation Plan
                       (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31,
                       1994).

        10.19+    -    Registrant's 1994 Senior Officer Deferred Compensation
                       Plan (incorporated by reference to Exhibit 10.4 of Registrant's Form 10-K for the year ended December 31,
                       1994).

        10.20+    -    Amendment to the Registrant's Senior Officer Deferred
                       Compensation Plan dated as of August 15, 1996
                       (incorporated by reference to Exhibit 10.5 of Registrant's Form 10-K for the year ended December 31,
                       1996).

        10.21+    -    Amendment to the Registrant's Senior Officer Deferred
                       Compensation Plan dated as of September 1, 1996
                       (incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K for the year ended December 31,
                       1996).

        10.22+    -    Omnibus Amendment to Grantor Trust Agreement under
                       Registrant's Senior Officer Deferred Compensation Plan dated as of August 9, 1996 (incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended
                       December 31, 1996).

        10.23+    -    Omnibus Amendment to Grantor Trust Agreement under
                       Registrant's Senior Officer Deferred Compensation Plan dated as of August 15, 1996 (incorporated by reference to Exhibit 10.8 of Registrant's Form 10-K for the year ended
                       December 31, 1996).

        10.24+    -    Omnibus Amendment to Grantor Trust Agreement under
                       Registrant's Senior Officer Deferred Compensation Plan dated as of August 9, 1996 (incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended
                       December 31, 1996).

        10.25+    -    Form of Registrant's 1994 Senior Officer Deferred
                       Compensation Plan Grantor Trust agreement.

        10.26+    -    Registrant's 1994 Stock Award Plan (incorporated by
                       reference to Exhibit 4.1 of Registrant's Registration
                       Statement No. 33-55457 on Form S-8 filed with the SEC on
                       September 13, 1994).

        10.27+    -    Registrant's 1994 Executive Stock Award Plan
                       (incorporated by reference to Exhibit 4.1 of Registrant's
                       Registration Statement No. 33-55451 on Form S-8 filed with the SEC on September 13, 1994).

        10.28+    -    Registrant's 1994 Non-Employee Director Stock Plan
                       (incorporated by reference to Exhibit 4.1 of Registrant's
                       Registration Statement No. 33-53489 on Form S-8 filed with the SEC on May 5, 1994).

        10.29+    -    Employment agreement dated as of May 4, 1993 between
                       Registrant, PWI and Theodore A. Levine (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the year ended December 31, 1993).

        10.30+    -    Letter dated as of October 27, 1995 amending certain
                       provisions of the Employment Agreement between Registrant, PWI and Theodore A. Levine (incorporated by reference to Exhibit 10.20 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.31+    -    Employment Agreement dated as of January 2, 1987 between
                       Registrant, PWI and Donald B. Marron (incorporated by reference to Exhibit 10.23 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.32+    -    Employment Agreement dated as of January 2, 1987 between
                       Registrant, PWI and John A. Bult (incorporated by reference to Exhibit 10.24 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.33+    -    Employment Agreement dated as of April 29, 1996 between
                       Registrant, PWI and Joseph J. Grano, Jr. (incorporated by reference to Exhibit 10.32 of Registrant's Form 10-K for the year ended December 31, 1996).

        10.34+    -    Registrant's Supplemental Employees Retirement Plan For
                       Certain Senior Officers, as amended, dated January 1,
                       1990 (incorporated by reference to Exhibit 10.25 of Registrant's Form 10-K for the year ended December 31,
                       1995).

        10.35+    -    Deferred Compensation Agreement dated as of August 29,
                       1988 between Registrant and Donald B. Marron relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.26 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.36+    -    Deferred Compensation Agreement dated as of August 29,
                       1988 between Registrant and John A. Bult relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.27 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.37+    -    Agreement and Declaration of Trust for Supplemental
                       Employees Retirement Plan dated as of January 1, 1990 between Registrant and Chase Manhattan Bank, N.A. as
                       Trustee (incorporated by reference to Exhibit 10.36 of Registrant's Form 10-K for the year ended December 31,
                       1996).

       10.38+     -    Limited Partnership Agreement of PW Partners 1995 L.P.
                       dated as of October 31, 1995 (incorporated by reference to Exhibit 10.47 of Registrant's Form 10-K for the year ended December 31, 1995).

        11        -    Computation of Earnings Per Share - The information set
                       forth under the caption "Note 17: Earnings per Common
                       Share" on page 55 in the 1997 Annual Report to Stockholders is incorporated herein by reference.

        12.1*     -    Computation of Ratio of Earnings to Combined Fixed
                       Charges and Preferred Stock Dividends.

        12.2*     -    Computation of Ratio of Earnings to Fixed Charges.

        13*       -    1997 Annual Report to Stockholders of Registrant.

        21*       -    Subsidiaries of the Registrant.

        23*       -    Consent of Independent Auditors.

        27*       -    Financial Data Schedules.


(b)       Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated December 30, 1997 reporting under Item 5 ("Other Events") the agreement to settle the In Re NASDAQ Market-Maker Antitrust Litigation by PaineWebber Incorporated, along with 29 other Nasdaq market-makers.

         The Company filed a Current Report on Form 8-K dated February 19, 1998 reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" and providing a press release dated January 20, 1998 related to the Company's financial results for 1997 and quarter ended December 31, 1997.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

* Filed herewith

                             PAINE WEBBER GROUP INC.
                       ITEMS 8, 14(a)(1) AND (2) AND 14(d)
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Incorporated herein by reference are the following financial statements included in the 1997 Annual Report to Stockholders. With the exception of the following financial statements and the information incorporated by reference on items 1, 5, 6, 7 and 7a, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                                             1997 Annual
                                                                 Report
                  Description                                    (Page)

       Report of independent auditors                              56

       Consolidated statements of financial
            condition at December 31, 1997 and 1996                35

       For the years ended December 31, 1997, 1996 and 1995:

          Consolidated statements of income                        34
          Consolidated statements of changes in
               stockholders' equity                             36-37
          Consolidated statements of cash flows                    38

       Notes to consolidated financial statements               39-55

       Quarterly financial information (unaudited)                 57

Schedules
                                                             Form 10-K
                  Description                                   (Page)

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

                         REPORT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND STOCKHOLDERS
PAINE WEBBER GROUP INC.


We have audited the consolidated financial statements of Paine Webber Group Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 30, 1998. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules on page F-1. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP



New York, New York
January 30, 1998

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             PAINE WEBBER GROUP INC.
                              (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                            (IN THOUSANDS OF DOLLARS)



                                                 YEARS ENDED DECEMBER 31,
                                         1997             1996             1995
                                       ---------        ---------        ---------
REVENUES
Interest                               $ 262,573        $ 185,772        $ 224,487
Other                                        379              291              628
                                       ---------        ---------        ---------
       Total revenues                    262,952          186,063          225,115

Interest expense                         320,838          229,396          238,172
                                       ---------        ---------        ---------
       Net revenues                      (57,886)         (43,333)         (13,057)
                                       ---------        ---------        ---------

NON-INTEREST EXPENSES                      1,514            3,956            6,644
                                       ---------        ---------        ---------

Loss before income taxes and
  equity in income of affiliates         (59,400)         (47,289)         (19,701)

Benefit for income taxes                  27,320           21,689           16,511
                                       ---------        ---------        ---------

Loss before equity in income
  of affiliates                          (32,080)         (25,600)          (3,190)

Equity in income of affiliates           447,529          389,950           83,940
                                       ---------        ---------        ---------

NET INCOME                             $ 415,449        $ 364,350        $  80,750
                                       =========        =========        =========



           See Notes to Condensed Financial Information of Registrant.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             PAINE WEBBER GROUP INC.
                              (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                 (IN THOUSANDS OF DOLLARS EXCEPT SHARE AMOUNTS)

                                                                    December 31,       December 31,
                                                                       1997               1996
                                                                    -----------        -----------
ASSETS
Cash and cash equivalents                                           $       559        $      --
Loans to and receivables from affiliates                              5,531,860          3,818,190
Investments in affiliates                                             2,144,787          1,971,079
Other assets                                                            368,569            181,118
                                                                    -----------        -----------
                                                                    $ 8,045,775        $ 5,970,387
                                                                    ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                               $ 1,254,127        $   913,471
Payables to affiliates                                                  981,969            242,564
Other liabilities and accrued expenses                                  282,584            114,578
                                                                    -----------        -----------
                                                                      2,518,680          1,270,613
Long-term borrowings                                                  3,407,464          2,781,694
                                                                    -----------        -----------
                                                                      5,926,144          4,052,307

Commitments and contingencies

Redeemable Preferred Stock                                              188,668            187,655

Stockholders' Equity:
  Convertible Preferred Stock                                              --              100,000
  Common stock, $1 par value, 200,000,000
     shares authorized; issued 188,458,083 shares
     and 162,537,267 shares in 1997 and 1996, respectively(1)           188,458            162,537
  Additional paid-in capital(1)                                       1,405,329            792,215
  Retained earnings                                                   1,340,966          1,009,448
  Treasury stock, at cost; 48,557,788 shares and 23,049,351
      shares in 1997 and 1996, respectively(1)                         (998,300)          (331,907)
   Foreign currency translation adjustment                               (5,490)            (1,868)
                                                                    -----------        -----------
                                                                      1,930,963          1,730,425
                                                                    -----------        -----------
                                                                    $ 8,045,775        $ 5,970,387
                                                                    ===========        ===========




(1) 1996 amounts have been retroactively adjusted to reflect a three-for-two common stock split in the form of a 50% stock dividend, effective on November 17, 1997 to stockholders of record on October 24, 1997.


           See Notes to Condensed Financial Information of Registrant.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             PAINE WEBBER GROUP INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                      YEARS ENDED DECEMBER 31,
                                                              1997             1996               1995
                                                           -----------        ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $   415,449        $ 364,350        $    80,750
Adjustments to reconcile net income to cash
(used for) provided by operating activities:
 Noncash items included in net income:
       Equity in income of affiliates                         (447,529)        (389,950)           (83,940)
       Depreciation and amortization                            (1,309)           2,951              2,925
       Deferred income taxes                                     1,862          (17,050)            16,371
       Other                                                     2,809            2,535              6,299
(Increase) decrease in assets:
       Trading assets                                             --             32,575             33,587
       Loans to and receivables from affiliates             (1,644,602)        (485,743)         1,626,049
       Investment in affiliates                                111,389          (12,322)            (3,106)
       Other assets                                           (117,002)          78,810            (36,729)
Increase (decrease) in liabilities:
       Payables to affiliates                                  739,405          214,752              3,411
       Trading liabilities                                        --            (32,575)           (33,587)
       Other liabilities and accrued expenses                  172,607          (29,324)            21,744
Proceeds from:
       Dividends received from subsidiaries                    225,000            2,707               --
                                                           -----------        ---------        -----------
Cash (used for) provided by operating activities              (541,921)        (268,284)         1,633,774
                                                           -----------        ---------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for:
         Net assets acquired in business acquisition              --               --             (624,090)
         Acquisition-related expenditures                         --               --              (15,649)
         Office equipment and leasehold improvements               (61)            (220)               (55)
                                                           -----------        ---------        -----------
Cash used for investing activities                                 (61)            (220)          (639,794)
                                                           -----------        ---------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on)
       Short-term borrowings                                   340,656          193,863           (887,041)
Proceeds from:
       Long-term borrowings                                    822,011          476,752            472,452
       Employee stock transactions                              72,820           50,103             36,203
Payments for:
       Long-term borrowings                                   (198,360)        (141,128)          (366,550)
       Repurchases of common stock                            (411,668)        (237,766)          (173,525)
       Dividends                                               (82,918)         (73,332)           (75,703)
                                                           -----------        ---------        -----------
Cash provided by (used for) financing activities               542,541          268,492           (994,164)
                                                           -----------        ---------        -----------
Increase (decrease) in cash and cash equivalents                   559              (12)              (184)
Cash and cash equivalents, beginning of year                      --                 12                196
                                                           -----------        ---------        -----------
Cash and cash equivalents, end of year                     $       559        $    --          $        12
                                                           ===========        =========        ===========

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




     GENERAL

The condensed financial information of Paine Webber Group Inc. (the "Company") should be read in conjunction with the consolidated financial statements of Paine Webber Group Inc. and its subsidiaries and the notes thereto incorporated by reference in this report.

     Included in 1997 non-interest expense in the Condensed Statements of Income is the amortization of negative goodwill.

     COMMON STOCK

     On October 13, 1997, the Company's Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend, paid on November 17, 1997 to stockholders of record on October 24, 1997.

     Subsequent to December 31, 1997, the Company's Board of Directors approved, subject to shareholders approval, an increase to the number of common shares authorized for issuance from 200,000,000 to 400,000,000 shares.

     STATEMENT OF CASH FLOWS

     Interest payments for the years ended December 31, 1997, 1996 and 1995 approximated $312,509, $232,771 and $229,390, respectively. Income tax payments (consolidated) totaled $278,553, $130,886 and $28,248 for the years ended December 31, 1997, 1996 and 1995, respectively.

     COMMITMENTS AND CONTINGENCIES

     The Company has guaranteed certain of its subsidiaries' unsecured lines of credit and contractual obligations.

     The Company guarantees payments due from PWG Capital Trust I and PWG Capital Trust II ("Trust I" and "Trust II", respectively), wholly owned subsidiaries of the Company, to holders of 8.30% Trust I Securities and 8.08% Trust II Securities, on a subordinated basis, to the extent the Company has made principal and interest payments on the 8.30% Junior Subordinated Debentures and 8.08% Junior Subordinated Debentures (collectively, the "Junior Subordinated Debentures"). This guarantee, together with the Company's obligations under the Junior Subordinated Debentures, provides a full and unconditional guarantee on a subordinated basis of amounts due on the Preferred Trust Securities.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.

PAINE WEBBER GROUP INC.
         (Registrant)

BY:      /s/ Donald B. Marron
         Donald B. Marron
         Chairman of the Board and
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1998.


         /s/ Donald B. Marron
         Donald B. Marron
         Chairman of the Board,
         Chief Executive Officer
         and Director (principal executive
         officer)


         /s/ Regina A. Dolan
         Regina A. Dolan
         Senior Vice President and
         Chief Financial Officer


         /s/ E. Garrett Bewkes, Jr.
         E. Garrett Bewkes, Jr.
         Director

         /s/ Reto Braun
         Reto Braun
         Director


         /s/ John A. Bult
         John A. Bult
         Director

                                   SIGNATURES


         /s/ Frank P. Doyle
         Frank P. Doyle
         Director



         /s/ Joseph J. Grano, Jr.
         Joseph J. Grano, Jr.
         Director


         /s/ James W. Kinnear
         James W. Kinnear
         Director


         /s/ Naoshi Kiyono
         Naoshi Kiyono
         Director

         /s/ Robert M. Loeffler
         Robert M. Loeffler
         Director


         /s/ Edward Randall, III
         Edward Randall, III
         Director


         /s/ Henry Rosovsky
         Henry Rosovsky
         Director


         /s/ Yoshinao Seki
         Yoshinao Seki
         Director


         /s/ John R. Torell III
         John R. Torell III
         Director

                                Exhibit Index
                                -------------

3.5             By-Laws of the Registrant as amended February 5, 1998.

10.8 Amended and Restated Investment Agreement dated as of November 5, 1992 by and between Registrant and The Yasuda Mutual Life Insurance Company ("Yasuda").

12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

12.2            Computation of Ratio of Earnings to Fixed Charges.

13              1997 Annual Report to Stockholders of Registrant.

21              Subsidiaries of the Registrant.

23              Consent of Independent Auditors.

27.1            Financial Data Schedule.

27.2            Financial Data Schedule.

27.3            Financial Data Schedule.