Form 10-Q
period 1998-03-31
PAINE WEBBER GROUP INC
filed 1998-05-15
CIK 75754

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                          COMMISSION FILE NUMBER 1-7367


                             PAINE WEBBER GROUP INC.

             (Exact name of Registrant as specified in its charter)



                  DELAWARE                              13-2760086
--------------------------------------------------------------------------------
      (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                Identification Number)


      1285 AVENUE OF THE AMERICAS
      NEW YORK, NEW YORK                                    10019

      (Address of principal executive offices)           (Zip Code)


                                 (212) 713-2000

               Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|


                             -----------------------


On May 8, 1998, the Registrant had outstanding 139,911,442 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                             PAINE WEBBER GROUP INC.
                                    FORM 10-Q
                                 March 31, 1998

                                TABLE OF CONTENTS

PART I.                 FINANCIAL INFORMATION                              Page
                        ---------------------                              ----
      Item 1.           Financial Statements.


                        Consolidated Statements of Income
                        (unaudited) for the Three Months Ended
                        March 31, 1998 and 1997.                            2

                        Consolidated Statements of Financial
                        Condition (unaudited) at March 31, 1998
                        and December 31, 1997.                              3

                        Consolidated Statements of Cash Flows
                        (unaudited) for the Three Months Ended
                        March 31, 1998 and 1997.                            4

                        Notes to Consolidated Financial Statements
                        (unaudited).                                        5-13

      Item 2.           Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations.                                        14-18


PART II.                OTHER INFORMATION
                        -----------------

      Item 1.           Legal Proceedings.                                 19
      Item 4.           Submissions of Matters to a Vote of
                        Security Holders.                                  19
      Item 6.           Exhibits and Reports on Form 8-K.                  20

                        Signature.                                         21

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             Paine Webber Group Inc.
                  Consolidated Statements of Income (unaudited)
          (In thousands of dollars except share and per share amounts)

                                                        Three Months Ended
                                                              March 31,
                                                   -----------------------------
                                                       1998              1997
                                                   ------------     ------------
Revenues
      Commissions                                  $    408,124     $    370,386
      Principal transactions                            276,963          256,536
      Asset management                                  158,736          120,968
      Investment banking                                124,969           97,774
      Interest                                          802,378          643,953
      Other                                              33,940           38,074
                                                   ------------     ------------
          Total revenues                              1,805,110        1,527,691
      Interest expense                                  690,133          542,857
                                                   ------------     ------------
          Net revenues                                1,114,977          984,834
                                                   ------------     ------------

Non-interest expenses
      Compensation and benefits                         650,575          574,017
      Office and equipment                               72,540           68,067
      Communications                                     37,756           38,207
      Business development                               22,079           18,620
      Brokerage, clearing & exchange fees                25,496           22,555
      Professional services                              33,592           27,540
      Other                                              74,744           70,924
                                                   ------------     ------------
          Total non-interest expenses                   916,782          819,930
                                                   ------------     ------------

Income before taxes and minority interest               198,195          164,904
                                                   ------------     ------------

Provision for income taxes:
      Federal                                            49,385           45,859
      State, local and foreign                           20,014           13,361
                                                   ------------     ------------
                                                         69,399           59,220
                                                   ------------     ------------

Income before minority interest                         128,796          105,684
      Minority interest                                   8,061            4,849
                                                   ------------     ------------

Net income                                         $    120,735     $    100,835
                                                   ============     ============

Net income applicable to common shares             $    114,823     $     93,457
                                                   ============     ============
Earnings per common share:
      Basic                                        $       0.82     $       0.72
      Diluted                                      $       0.77     $       0.62
Weighted-average common shares:
      Basic                                         139,285,622      130,348,040
      Diluted                                       149,493,190      153,156,479


Dividends declared per common share                $       0.11     $       0.10


See notes to consolidated financial statements.

                             Paine Webber Group Inc.
           Consolidated Statements of Financial Condition (unaudited)
          (In thousands of dollars except share and per share amounts)

                                                                                 March 31,   December 31,
                                                                                   1998          1997
                                                                                -----------   -----------
Assets
Cash and cash equivalents                                                       $   171,362   $   233,787
Cash and securities segregated and on deposit for
   federal and other regulations                                                    648,336       569,138

   Trading assets                                                                19,615,929    16,373,792
   Securities received as collateral                                              1,149,777            --
                                                                                -----------   -----------
Total trading assets, at fair value                                              20,765,706    16,373,792

Securities purchased under agreements to resell                                  21,685,090    21,562,739
Securities borrowed                                                               9,053,127     9,573,187
Receivables:
   Clients, net of allowance for doubtful accounts of
         $21,943 and $21,315 at March 31, 1998 and
         December 31, 1997, respectively                                          6,463,957     5,668,653
   Brokers and dealers                                                              267,186       494,855
   Dividends and interest                                                           339,222       337,409
   Fees and other                                                                   187,259       403,575
Office equipment and leasehold improvements, net of accumulated depreciation and amortization of $415,907 and $400,346 at
   March 31, 1998 and December 31, 1997, respectively                               361,239       334,401
Other assets                                                                      1,688,435     1,513,497
                                                                                -----------   -----------
                                                                                $61,630,919   $57,065,033
                                                                                ===========   ===========

Liabilities and Stockholders' Equity
Short-term borrowings                                                           $ 2,062,195   $ 1,666,216
Trading liabilities, at fair value                                                8,615,585     7,102,144
Securities sold under agreements to repurchase                                   29,217,396    29,628,902
Securities loaned                                                                 5,295,745     4,733,961
Obligation to return securities received as collateral                            1,149,777            --
Payables:
   Clients                                                                        5,770,425     5,052,516
   Brokers and dealers                                                              968,018       268,050
   Dividends and interest                                                           301,129       343,391
   Other liabilities and accrued expenses                                         1,473,903     1,476,260
Accrued compensation and benefits                                                   640,355       882,251
Long-term borrowings                                                              3,538,591     3,397,961
                                                                                -----------   -----------
                                                                                 59,033,119    54,551,652
                                                                                -----------   -----------

Commitments and contingencies

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
   Trusts holding solely Company Guaranteed Related Subordinated Debt               393,750       393,750
Redeemable Preferred Stock                                                          188,955       188,668

Stockholders' Equity:
   Commonstock, $1 par value, 200,000,000 shares authorized (1); issued
         189,186,799 shares and 188,458,083 shares at
         March 31, 1998 and December 31, 1997, respectively                         189,187       188,458
   Additional paid-in capital                                                     1,434,882     1,405,329
   Retained earnings                                                              1,440,443     1,340,966
   Treasury stock, at cost; 49,849,441 shares and 48,557,788 shares at
         March 31, 1998 and December 31, 1997, respectively                      (1,044,953)     (998,300)
   Foreign currency translation adjustment                                           (4,464)       (5,490)
                                                                                -----------   -----------
                                                                                  2,015,095     1,930,963
                                                                                -----------   -----------
                                                                                $61,630,919   $57,065,033
                                                                                ===========   ===========

(1) On May 7, 1998, the shareholders of the Company approved an amendment to the Company's charter which increases the number of common shares authorized for issuance from 200,000,000 to 400,000,000 shares.

See notes to consolidated financial statements.

                             Paine Webber Group Inc.
                Consolidated Statements of Cash Flows (unaudited)
                            (In thousands of dollars)

                                                              Three Months Ended
                                                                    March 31,
                                                          --------------------------
                                                              1998           1997
                                                          -----------    -----------
Cash flows from operating activities:
    Net income                                            $   120,735    $   100,835
    Adjustments to reconcile net income to cash
        used for operating activities:
    Noncash items included in net income:
        Depreciation and amortization                          17,104         17,350
        Deferred income taxes                                  41,149         15,395
        Amortization of deferred charges                       19,499         43,806
        Other                                                  34,598         23,392
    (Increase) decrease in operating receivables:
        Clients                                              (796,457)      (221,971)
        Brokers and dealers                                   227,669           (913)
        Dividends and interest                                 (1,813)         2,939
        Fees and other                                        216,316         (1,824)
    Increase (decrease) in operating payables:
        Clients                                               717,909       (225,164)
        Brokers and dealers                                   699,968          5,663
        Dividends and interest                                (42,262)        (3,081)
        Other                                                (257,184)      (443,501)
    (Increase) decrease in:
        Cash and securities on deposit                        (79,198)        (4,630)
        Trading assets                                     (3,242,137)    (1,171,988)
        Securities purchased under agreements to resell      (122,351)    (2,312,905)
        Securities borrowed                                   520,060     (1,398,526)
        Other assets                                         (222,254)      (189,472)
    Increase (decrease) in:
        Trading liabilities                                 1,513,441      1,657,574
        Securities sold under agreements to repurchase       (411,506)     2,096,414
        Securities loaned                                     561,784      1,154,792
                                                          -----------    -----------
        Cash used for operating activities                   (484,930)      (855,815)
                                                          -----------    -----------

Cash flows from investing activities:
    Payments for:
      Office equipment and leasehold improvements             (45,658)       (16,290)
                                                          -----------    -----------
      Cash used for investing activities                      (45,658)       (16,290)
                                                          -----------    -----------

Cash flows from financing activities:
    Net proceeds from short-term borrowings                   395,979        427,259
    Proceeds from:
        Long-term borrowings                                  149,332        261,299
        Employee stock transactions                            12,539         28,727
        Issuance of Preferred Trust Securities                     --        198,750
    Payments for:
        Long-term borrowings                                   (9,250)       (66,733)
        Repurchases of common stock                           (59,465)       (95,174)
        Dividends                                             (20,972)       (20,888)
                                                          -----------    -----------
        Cash provided by financing activities                 468,163        733,240
                                                          -----------    -----------
        Decrease in cash and cash equivalents                 (62,425)      (138,865)
        Cash and cash equivalents, beginning of period        233,787        383,856
                                                          -----------    -----------
        Cash and cash equivalents, end of period          $   171,362    $   244,991
                                                          ===========    ===========

See notes to consolidated financial statements.

                             Paine Webber Group Inc.
             Notes to Consolidated Financial Statements (unaudited)
          (In thousands of dollars except share and per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentations. The December 31, 1997 Consolidated Statement of Financial Condition was derived from the audited consolidated financial statements of the Company. The financial information as of and for the periods ended March 31, 1998 and 1997 is unaudited. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been made.

The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year.

Stock Split

All 1997 common share and per share data have been retroactively adjusted to reflect a three-for-two common stock split in the form of a 50% stock dividend declared and paid during the quarter ended December 31, 1997.

Accounting Changes

On January 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" became fully effective. Previously, the Financial Accounting Standards Board had deferred until January 1, 1998 the implementation of SFAS No. 125 as it related to 1) secured borrowings and collateral, and 2) the transfer of financial assets that are part of repurchase agreements, dollar-roll, securities lending and similar transactions. The adoption of those deferred portions of SFAS No. 125 created the following additional captions on the Company's Consolidated Statement of Financial
Condition:

      o     Securities received as collateral; and

      o     Obligation to return securities received as collateral.

The balances recognized in these captions primarily represent securities received as collateral in term resale agreements for which the collateral provider does not have the explicit contractual right to substitute.

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income. Comprehensive income combines net income and certain items that directly affect stockholders' equity, such as foreign currency translation adjustments. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. During the first quarter of 1998 and 1997, total comprehensive income amounted to $121,761 and $98,268.

The components of comprehensive income for the three-month periods ended March 31, 1998 and 1997 were as follows:

                                                          1998           1997
                                                       ---------      ---------
Net income                                             $ 120,735      $ 100,835
Foreign currency translation adjustment                    1,026         (2,567)
                                                       ---------      ---------
Comprehensive income                                   $ 121,761      $  98,268
                                                       =========      =========

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

At March 31, 1998 and December 31, 1997, the fair values of long-term borrowings were $3,626,726 and $3,469,950, respectively, as compared to the carrying amounts of $3,538,591 and $3,397,961, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for substantially all of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating rate payments.

The fair value of interest rate swaps used to hedge the Company's fixed rate debt is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The fair values of the interest rate swaps were $52,421 and $50,796 receivable at March 31, 1998 and December 31, 1997, respectively. The carrying amounts of the interest rate swap agreements included in the Company's Consolidated Statements of Financial Condition at March 31, 1998 and December 31, 1997 were net receivables of $1,847 and $7,193, respectively. See Note 8 for further discussion of interest rate swap agreements used for hedging purposes.


Note 3: Trading Assets and Liabilities

At March 31, 1998 and December 31, 1997, trading assets and liabilities, recorded at fair value and on a trade date basis, consisted of the following:

                                                                                     March 31,    December 31,
                                                                                        1998          1997
                                                                                    -----------   -----------
Trading assets:
   U.S. government and agency obligations                                           $ 5,613,311   $ 3,449,159
   Mortgages and mortgage-backed securities                                           7,323,584     6,557,629
   Corporate debt securities                                                          3,990,807     3,820,317
   Commercial paper and other short-term debt                                         1,243,850     1,410,726
   State and municipal obligations                                                      702,665       482,678
   Corporate equity securities                                                          741,712       653,283
                                                                                    -----------   -----------
                                                                                     19,615,929    16,373,792
   Securities received as collateral(1)                                               1,149,777            --
                                                                                    -----------   -----------
                                                                                    $20,765,706   $16,373,792
                                                                                    ===========   ===========
Trading liabilities:
   U.S. government and agency obligations                                           $ 6,971,010   $ 5,882,082
   Mortgages and mortgage-backed securities                                             330,270        81,330
   Corporate debt securities                                                            911,151       851,413
   State and municipal obligations                                                       37,990        14,191
   Corporate equity securities                                                          365,164       273,128
                                                                                    -----------   -----------
                                                                                    $ 8,615,585   $ 7,102,144
                                                                                    ===========   ===========

(1) This amount relates to the Company's adoption of the deferred portions of SFAS No. 125.

Note 4: Short-Term Borrowings

The Company meets its short-term financing needs by obtaining bank loans on either a secured or unsecured basis; by issuing commercial paper and medium-term notes; by entering into agreements to repurchase, whereby securities are sold with a commitment to repurchase at a future date; and through securities lending activity.

Short-term borrowings at March 31, 1998 and December 31, 1997 consisted of the following:

                                                  March 31,          December 31,
                                                    1998                 1997
                                                 ----------           ----------
Commercial paper                                 $  898,197           $  606,012
Bank loans                                          941,998              808,204
Medium-Term Notes                                   222,000              252,000
                                                 ----------           ----------
                                                 $2,062,195           $1,666,216
                                                 ==========           ==========

Note 5: Long-Term Borrowings

Long-term borrowings at March 31, 1998 and December 31, 1997 consisted of the following:

                                                  March 31,          December 31,
                                                    1998                 1997
                                                 ----------           ----------
Fixed Rate Notes due 1998 - 2014                 $1,547,922           $1,547,817
Fixed Rate Subordinated Notes due 2002              174,611              174,588
Medium-Term Senior Notes                          1,601,385            1,461,185
Medium-Term Subordinated Notes                      186,950              186,950
Other                                                27,723               27,421
                                                 ----------           ----------
                                                 $3,538,591           $3,397,961
                                                 ==========           ==========

At March 31, 1998, interest rates on the fixed rate notes and fixed rate subordinated notes range from 6 1/4% to 9 1/4% and the weighted-average interest rate on these notes outstanding at March 31, 1998 was 7.52%. Interest on the notes is payable semi-annually.

At March 31, 1998, the Company had outstanding $1,088,685 of fixed rate Medium-Term Notes and $699,650 of variable rate Medium-Term Notes. The Medium-Term Notes outstanding at March 31, 1998 had an average maturity of 5.0 years and a weighted-average interest rate of 6.72%.

Total interest payments, which relate principally to agreements to repurchase, short-term borrowings, securities loaned and long-term borrowings, were $732,429 and $545,938 for the three months ended March 31, 1998 and 1997, respectively.

On April 23, 1998, the Company issued $250,000 of 6.55% notes due 2008.


Note 6: Common Stock

On May 7, 1998, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.11 per share payable on July 3, 1998 to stockholders of record on June 3, 1998. Also on May 7, 1998, the shareholders of the Company approved an amendment to the Company's charter which increases the number of PWG common shares authorized for issuance from 200,000,000 to 400,000,000 shares.


Note 7: Capital Requirements

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2% of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4% of such aggregate debit items. Business may not be expanded if net capital is less than 5% of such aggregate debit items. As of March 31, 1998, PWI's net capital of $1,113,992 was 14.6% of aggregate debit items and its net capital in excess of the minimum required was $955,873.

Note 8: Financial Instruments with Off-Balance-Sheet Risk

Held or Issued for Trading Purposes

Set forth below are the gross contract or notional amounts of the Company's outstanding off-balance-sheet derivative and other financial instruments held or issued for trading purposes. These amounts are not reflected in the Consolidated Statements of Financial Condition and are indicative only of the volume of activity at March 31, 1998 and December 31, 1997. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions. The amounts are netted by counterparty only when the criteria of FASB interpretation No. 39 are met.

                                                          Notional or Contract Amount
                                             -----------------------------------------------------
                                                   March 31, 1998            December 31, 1997
                                             -------------------------   -------------------------
                                              Purchases       Sales       Purchases       Sales
                                             -----------   -----------   -----------   -----------
Mortgage-backed forward contracts
   and options written and purchased         $43,436,715   $47,085,667   $20,269,175   $22,948,068

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                        3,203,282     3,182,963     1,517,584     1,317,162

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                  148,223       561,808       139,800       517,327

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                        6,051,458    10,643,572     3,580,697     7,906,777

Interest rate swaps and caps                     529,740       212,992       143,961       140,292

Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of March 31, 1998 and December 31, 1997.

                                                    Fair Value at              Fair Value at
                                                    March 31, 1998            December 31, 1997
                                             -------------------------   -------------------------
                                                Assets     Liabilities     Assets      Liabilities
                                             -----------   -----------   -----------   -----------
Mortgage-backed forward contracts and
  options written and purchased              $   339,320   $   334,055   $    88,428   $    84,400

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                           37,697        35,904        25,749        24,773

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                   36,922        47,202        30,561        39,276

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                            6,656        18,939        13,080        26,588

Interest rate swaps and caps                      17,226        68,944        24,579         3,160

Set forth below are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended March 31, 1998 and the twelve months ended December 31, 1997. The average fair value is based on the average of the month-end balances during the periods indicated.

                                                 Average Fair Value          Average Fair Value
                                                 Three Months Ended         Twelve Months Ended
                                                    March 31, 1998            December 31, 1997
                                             -------------------------   -------------------------
                                                Assets     Liabilities     Assets      Liabilities
                                             -----------   -----------   -----------   -----------
Mortgage-backed forward contracts and
  options written and purchased              $   184,869   $   172,533   $   112,763   $   111,655

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                           31,370        31,280        30,875        32,808

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                   26,104        41,688        49,112        33,604

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                           10,380        20,774        16,251        76,814

Interest rate swaps and  caps                     13,200        38,933         5,499         5,195

The Company also enters into agreements to sell securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Consolidated Statements of Financial Condition.

The off-balance-sheet derivative trading transactions are generally short-term. At March 31, 1998 approximately 99% of the off-balance-sheet trading-related derivative and other financial instruments had remaining maturities of less than one year.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Consolidated Statements of Financial Condition and amounted to $437,821 and $182,397 at March 31, 1998 and December 31, 1997, respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The following table summarizes the Company's principal transaction revenues by business activity for the three months ended March 31, 1998 and 1997. Principal transaction revenues include realized and unrealized gains and losses on trading positions, including hedges. In assessing the profitability of its trading activities, the Company views net interest and principal transactions revenues in the aggregate.

                                                         Principal Transaction Revenue
                                                         -----------------------------
                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                1998       1997
                                                              --------   --------
Taxable fixed income (includes futures, forwards,
    options contracts and other securities)                   $141,483   $132,591
Equities (includes futures, forwards and options contracts)    104,296     93,285
Municipals                                                      31,184     30,660
                                                              --------   --------
                                                              $276,963   $256,536
                                                              ========   ========

Held or Issued for Purposes Other Than Trading

The Company enters into interest rate swap agreements to manage the interest rate characteristics of its assets and liabilities. As of March 31, 1998 and December 31, 1997, the Company had outstanding interest rate swap agreements with commercial banks with notional amounts of $2,713,485 and $2,658,485, respectively. These agreements effectively converted substantially all of the Company's fixed rate debt at March 31, 1998 into floating rate debt. The interest rate swap agreements entered into have had the effect of reducing net interest expense on the Company's fixed rate debt by $2,932 and $3,120 for the three months ended March 31, 1998 and 1997, respectively. The Company had no deferred gains or losses related to terminated swap agreements at March 31, 1998 and December 31, 1997. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements are large financial institutions, and the Company has not experienced defaults in the past, and management does not anticipate any counterparty defaults in the foreseeable future. See Note 2 for further discussion of interest rate swap agreements used for hedging purposes.


Note 9: Risk Management

Transactions involving derivative and non-derivative financial instruments involve varying degrees of both market and credit risk. The Company monitors its exposure to market and credit risk on a daily basis and through a variety of financial, security position and credit exposure reporting and control procedures.

Market Risk

Market risk is the potential change in value of the financial instrument caused by unfavorable changes in interest rates, equity prices, and foreign currency exchange rates. The Company has a variety of methods to monitor its market risk profile. The senior management of each business group is responsible for reviewing trading positions, exposures, profits and losses, and trading strategies. The Company also has an independent risk management group which reviews the Company's risk profile and aids in setting and monitoring risk management policies of the Company, including monitoring adherence to the established limits, performing market risk modeling, and reviewing trading positions and hedging strategies. The Asset/Liability Management Committee, comprised of senior corporate and business group managers, is responsible for establishing trading position and exposure limits.

Market risk modeling is based on estimating loss exposure through sensitivity testing. These results are compared to established limits, and exceptions are subject to review and approval by senior management. Other market risk control procedures include monitoring inventory agings, reviewing traders' marks and regular meetings between the senior management of the business groups and the risk management group.

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

Receivables and payables with brokers and dealers, agreements to resell and repurchase securities, and securities borrowed and loaned are generally collateralized by cash, government and government-agency securities, or letters of credit. The market value of the initial collateral received is, at a minimum, equal to the contract value. Additional collateral is requested when considered necessary. The Company may pledge clients' margined securities as collateral in support of securities loaned and bank loans, as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At March 31, 1998, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Client trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at March 31, 1998 were settled without material adverse effect on the Company's consolidated financial statements, taken as a whole.

Concentrations of Credit Risk

Concentrations of credit risk that arise from financial instruments (whether on- or off-balance-sheet) exist for groups of counterparties when they have similar economic characteristics that would cause their ability to meet obligations to be similarly affected by economic, industry or geographic factors. As a major securities firm, the Company engages in underwriting and other financing activities with a broad range of customers, including other financial institutions, municipalities, governments and commercial real estate investors and operators. These activities could result in concentrations of credit risk with a particular counterparty, or with groups of counterparties operating in a particular geographic area or engaged in business in a particular industry. The Company seeks to control its credit risk and the potential for risk concentration through a variety of reporting and control procedures described above.

The Company's most significant industry concentration, which arises within its normal course of business activities, is financial institutions including banks, brokers and dealers, investment funds and insurance companies.


Note 10: Commitments and Contingencies

At March 31, 1998 and December 31, 1997, the Company was contingently liable under unsecured letters of credit totaling $226,369 and $186,279, respectively, which approximates fair value. At March 31, 1998, certain of the Company's subsidiaries were contingently liable as issuer of $46,073 of notes payable to managing general partners of various limited partnerships pursuant to certain partnership agreements. In addition, as part of the 1995 limited partnership settlements, the Company has agreed, under certain circumstances, to provide to class members additional consideration including assignment of any and all fees the Company is entitled to receive from certain partnerships. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole.

In February 1996, two limited partnerships, in which a subsidiary of the Company serves as the general partner and certain key employees serve as the limited partners, entered into two unsecured credit facilities with a commercial bank under which the bank agreed to make unsecured loans to the limited partnerships of up to $77,525 through February 2000. The Company entered into an agreement with the bank to purchase the loans under certain specific circumstances. At March 31, 1998, $42,096 had been loaned to the limited partnerships.

In meeting the financing needs of certain of its clients, the Company may also issue standby letters of credit which are fully collateralized by marginable securities. At March 31, 1998, the Company had outstanding $62,689 of such standby letters of credit. At March 31, 1998 and December 31, 1997, securities with fair value of $78,847 and $48,378, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

In the normal course of business, the Company enters into when-issued transactions, underwriting and other commitments. Also, clients may be extended lines of credit collateralized by mortgages and other real estate interests; the unused portion of such lines of credit amounted to $959,698 at March 31, 1998. These commercial real estate commitments are generally entered into at variable rates of interest based on LIBOR. Settlement of these transactions at March 31, 1998 would not have had a material impact on the Company's consolidated financial statements, taken as a whole.

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

Note 11: Income Taxes

The reconciliation of income taxes, computed at the statutory federal rates, to the provision for income taxes recorded for the three months ended March 31, 1998 and 1997 was as follows:

                                                     Three Months Ended
                                                          March 31
                                                   ---------------------
                                                    1998           1997
                                                   ------         ------
Tax at statutory federal rate                       35.0%          35.0%
State and local income taxes,
   net of federal tax benefit                        4.0            4.0
Foreign rate differential                           (0.5)          (1.1)
Nontaxable dividends & interest                     (0.7)          (0.8)
Minority interest                                   (1.4)          (1.1)
Other, net                                          (1.4)          (0.1)
                                                   ------         ------
                                                    35.0%          35.9%
                                                   ======         ======

Income taxes paid were $72,118 and $102,598 for the three months ended March 31, 1998 and 1997, respectively.


Note 12: Earnings Per Common Share

The Company adopted SFAS No. 128, "Earnings Per Share," during the quarter ended December 31, 1997. Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects all potentially dilutive securities. The 1997 earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

Set forth on the following page is the reconciliation of net income applicable to common shares and weighted-average common and common equivalent shares of the basic and diluted earnings per common share computations:

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                       1998             1997
                                                  -------------    -------------
Numerator:

Net income                                        $     120,735    $     100,835
    Preferred stock dividends                            (5,912)          (7,378)
                                                  -------------    -------------
Net income applicable to common shares
    for basic earnings per share                        114,823           93,457

Effect of dilutive securities:
    Preferred stock dividends                                --            1,500
    Interest savings on convertible debentures              105              350
                                                  -------------    -------------
                                                            105            1,850
                                                  -------------    -------------
Net income applicable to common shares
    for diluted earnings per share                $     114,928    $      95,307
                                                  =============    =============

Denominator:

Weighted-average common shares for basic
    earnings per share                              139,285,622      130,348,040

Weighted-average effect of dilutive securities:
    Employee stock options and awards                 8,780,960       11,726,228
    Convertible debentures                            1,426,608        2,808,611
    6% Convertible Preferred Stock                           --        8,273,600
                                                  -------------    -------------
Dilutive potential common shares                     10,207,568       22,808,439
                                                  -------------    -------------
Weighted-average common and common equivalent
    shares for diluted earnings per share           149,493,190      153,156,479
                                                  =============    =============

Earnings per share:

Basic                                             $        0.82    $        0.72
                                                  =============    =============
Diluted                                           $        0.77    $        0.62
                                                  =============    =============

On December 4, 1997, the Company's 6% Convertible Preferred Stock was converted into 8,273,600 common shares.

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

Market and economic conditions were favorable and relatively stable during the first quarter of 1998 and compared favorably with the prior year period of 1997. In the first quarter of 1998, the U.S. economy grew at a 4.2% GDP annual rate. Despite this strong economic growth, inflation remained relatively constant and the Federal Reserve did not change short-term interest rates. Market interest rates fluctuated in a fairly narrow range. The yield on 90-day Treasury bills slipped from 5.34% to 5.13% during the quarter while the quarter-end yield on the 30-year Treasury bond was 5.94%, approximately the same level at which it began the quarter. The Dow Jones Industrial Average increased 11.3% for the first three months of 1998, as compared to the 2.1% increase for the first three months of 1997. The S&P 500 stock index appreciated 13.5% for the first three months of 1998, as compared to the 2.2% increase for the first three months of 1997. The NASDAQ Composite index advanced 16.9% for the first three months of 1998, up from the 5.4% decrease for the first three months of 1997. Stock market volume also increased. Average daily volume on the New York Stock Exchange was 624.5 million shares for the first three months of 1998, versus
516.7 million shares for the prior year period. The NASDAQ average daily volume increased from 622.1 million shares for the first three months of 1997 to 740.4 million shares for the first three months of 1998.

Results of Operations

Quarter Ended March 31, 1998 compared to Quarter Ended March 31, 1997

The Company's net income for the quarter ended March 31, 1998 was a record $120.7 million, or $0.82 per basic share ($0.77 per diluted share) compared to net income of $100.8 million, or $0.72 per basic share ($0.62 per diluted share) earned during the first quarter of 1997. During the first quarter of 1998, revenues, net of interest expense, were a record $1,115.0 million, 13.2% higher than the first quarter of 1997.

Commission revenues earned during the first quarter of 1998 were a record $408.1 million, slightly higher than the $370.4 million earned during the prior year quarter. Commissions on the sale of listed securities and options increased $26.5 million or 12.1%, mutual fund and insurance commissions increased $8.0 million or 7.8%, and commissions from over-the-counter securities and other commissions increased $3.2 million or 6.6%.

Principal transactions revenues increased $20.4 million, or 8.0%, primarily reflecting improved trading results in taxable fixed income securities and equities.

Asset management fees increased 31.2% to a record $158.7 million, due to higher revenues earned on managed or wrap accounts and trust accounts. Average assets in wrap and trust accounts during the first quarter of 1998 were approximately 49% higher than during the first quarter of 1997. The increase also reflects higher advisory fees earned on money market accounts and mutual funds. The average assets under management in money market, institutional and long-term mutual funds were approximately $52.3 billion during the first quarter of 1998 and approximately $44.4 billion during the first quarter of 1997.

Investment banking revenues were $125.0 million, 27.8% higher than the $97.8 million earned during the first quarter of 1997. The current year quarter primarily reflects increases in underwriting fees, management fees and selling concessions on increased volume of lead-managed and co-managed corporate and municipal issues.

Net interest increased $11.1 million, or 11.0% primarily due to increased margin lending to customers and an increased level of fixed income positions offset by higher interest expense on increased borrowings.

Compensation and benefits for the quarter ended March 31, 1998 were $650.6 million as compared to $574.0 million during the prior year quarter. The number of employees increased by 918, or 6%, from March 31, 1997 to March 31, 1998, principally due to an expansion in Private Client Group investment executives, selective hirings in Capital Markets and technology personnel working on the millenium and other technology initiatives. Compensation and benefits as a percent of net revenues were 58.3% during the first quarter of 1998 and 1997.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (continued)

All other operating expenses were $266.2 million, as compared to $245.9 million for the prior year quarter. Principal drivers of the increase in non-compensation costs were technology costs associated with preparations for the millenium and other technology initiatives, and higher brokerage, clearing and exchange fees associated with increased levels of business. The ratio of other operating expenses as a percentage of net revenues declined to 23.9% for the quarter ended March 31, 1998 compared to 25.0% for the prior quarter.

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

The Company's total assets at March 31, 1998 were $61.6 billion compared to $57.1 billion at December 31, 1997, primarily attributable to an increase in trading assets. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and long-term borrowings.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has a $1.2 billion unsecured revolving credit agreement which expires in December 1998, with provisions for renewal through December 2001. In addition, certain of the Company's subsidiaries have a committed secured revolving credit facility to provide up to an aggregate of $750.0 million through August 1998, with provisions for renewal through August 2000. The secured borrowings under this facility can be collateralized using a variety of financial instruments. The facilities are available for general corporate purposes. At March 31, 1998, there were no outstanding borrowings under these credit facilities. Additionally, the Company had approximately $5.7 billion in uncommitted lines of credit at March 31, 1998.

The Company maintains a public shelf registration statement with the SEC for the issuance of debt securities. During the first quarter of 1998, the Company issued $267.0 million of debt under this registration statement. At March 31, 1998, the Company had approximately $995.6 million in debt securities available for issuance under this registration statement. On April 23, 1998, the Company issued $250.0 million of 6.55% notes due 2008 under this shelf registration statement.

The Company also maintains a shelf registration statement with the SEC for the issuance of preferred trust securities of PWG Capital Trusts III and IV, business trusts formed under the Delaware law which are wholly owned subsidiaries of the Company, and debt securities of the Company. At March 31, 1998, $106.2 million in Preferred Trust Securities and debt securities of the Company were available for issuance under this registration statement.

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy which provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base. The Company's total capital base, which includes long-term borrowings, preferred securities and stockholders' equity, grew to $6.1 billion at March 31, 1998, an increase of $225.0 million from December 31, 1997. The growth in total capital is primarily due to the net increase in long-term borrowings of $140.6 million and an increase in stockholders' equity of $84.1 million.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (continued)

The increase in long-term borrowings primarily reflects the net issuance of medium term notes. The increase in stockholders' equity is primarily the result of net income for the three months ended March 31, 1998 of $120.7 million and the issuance of approximately 1,199,000 shares of common stock related to employee compensation programs. Issuances and tax credits related to these programs had the effect of increasing equity capital by $41.2 million. These increases were offset by the repurchase of approximately 1,903,000 shares of common stock for $59.5 million and dividends accrued of $21.0 million. At March 31, 1998, the remaining number of shares authorized to be repurchased under the Company's common stock repurchase program was approximately 11.2 million. On May 7, 1998, the shareholders of the Company approved an amendment to the Company's charter which increases the number of PWG common shares authorized for issuance from 200,000,000 to 400,000,000 shares.

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

At March 31, 1998, the Company had investments in merchant banking transactions which were affected by liquidity, reorganization or restructuring issues amounting to $37.3 million, net of reserves, compared to $31.9 million, net of reserves, at December 31, 1997. These investments have not had a material effect on the Company's results of operations.

The Company's activities also include underwriting and market-making transactions in high-yield corporate debt and non-investment-grade mortgage-backed securities, and emerging market securities (collectively, "high-yield securities"). These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness or lower credit ratings and are, therefore, more vulnerable to general economic conditions. At March 31, 1998, the Company held $692.0 million of high-yield securities, with approximately 20% of such securities attributable to two issuers. The Company continually monitors its risk positions associated with high-yield securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in revenues. These high-yield securities have not had a material effect on the Company's results of operations.

Derivative Financial Instruments

A derivative financial instrument represents a contractual agreement between counterparties and has value that is derived from changes in the value of some other underlying asset such as the price of another security, interest rates, currency exchange rates, specified rates (e.g. LIBOR) or indices (e.g. S&P 500), or the value referenced in the contract. Derivatives, such as futures, certain option contracts and structured products (e.g. indexed warrants) are traded on exchanges, while derivatives such as forward contracts, certain option contracts, interest rate swaps, caps and floors, and other structured products are negotiated in over-the-counter markets.

In the normal course of business, the Company engages in a variety of derivative transactions in connection with its proprietary trading activities and asset and liability management, as well as on behalf of its clients. As a dealer, the Company regularly makes a market in and trades a variety of securities. The Company is also engaged in creating structured products which are sold to clients. In connection with these activities, the Company attempts to reduce its exposure to market risk by entering into offsetting hedging transactions, which may include derivative financial instruments. The Company also enters into interest rate swap contracts to manage the interest rate characteristics of its assets and liabilities.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (continued)

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the Consolidated Statement of Financial Condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $117.8 billion and $61.1 billion at March 31, 1998 and December 31, 1997, respectively. These amounts included $89.0 billion and $42.3 billion, respectively, related to "to be announced" mortgage-backed securities requiring forward settlement. Also included in these amounts was $2.7 billion notional amount of interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt at March 31, 1998 and December 31, 1997. For further discussion on the Company's derivative financial instruments, see Note 8 in the Notes to Consolidated Financial Statements.

The Company records any unrealized gains and losses on its derivative contracts used in a trading capacity by marking-to-market the contracts on a daily basis. The unrealized gain or loss is recorded on the Consolidated Statements of Financial Condition with the related profit or loss reflected in "Principal transactions" revenues. The Company accrues interest income and expense on interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt. The interest rate swap agreements had the effect of reducing net interest expense on the Company's fixed rate debt by $2.9 million and $3.1 million for the three months ended March 31, 1998 and 1997, respectively. The Company had no deferred gains or losses recorded at March 31, 1998 and December 31, 1997 related to terminated swap agreements.

The fair value of an exchange-traded derivative financial instrument is determined by quoted market prices, while over-the-counter derivatives are valued based upon pricing models which consider time value and volatility, as well as other economic factors. The fair values of the Company's derivative financial instruments held for trading purposes at March 31, 1998 were $437.8 million and $505.0 million for assets and liabilities, respectively, and are reflected on the Consolidated Statements of Financial Condition. The fair values of these instruments at December 31, 1997 were $182.4 million and $178.2 million for assets and liabilities, respectively.

The Company's exposure to market risk relates to changes in interest rates, equity prices, foreign currency exchange rates or the market values of the assets underlying the financial instruments. The Company's exposure to credit risk at any point is represented by the fair value or replacement cost on contracts in which the Company has recorded an unrealized gain. At March 31, 1998 and December 31, 1997, the fair values amounted to $437.8 million and $182.4 million, respectively. The risks inherent in derivative financial instruments are managed consistent with the Company's overall risk management policies. (See Risk Management section below)

Risk Management

Risk is an inherent part of the Company's principal business activities. Managing risk is critical to the Company's profitability and to reducing the likelihood of earnings volatility. The Company's risk management policies and procedures have been established to continually identify, monitor and manage risk. The Company's principal risks are market, credit, liquidity, legal and operating risks.

The Company seeks to manage risk and its impact on earnings volatility through strategic planning and by focusing on the diversification of its business activities. Through capital allocation, and the establishment of trading by product and credit limits by counterparty, the Company manages the risk associated with the various businesses. The Company may reallocate or deploy capital to the business groups based upon changes in market conditions or opportunities in the marketplace that are consistent with the Company's long-term strategy.

The discussion on the Company's principal risks and the estimated amounts of the Company's market risk exposure generated from the sensitivity analysis performed by the Company are forward-looking statements assuming certain adverse conditions occur. Actual results in the future may differ materially from these projected results due to actual events in the markets in which the Company operates and other factors. The analysis methods used by the Company to assess and mitigate risks discussed below should not be considered projections of future events or losses.

Market Risk

All financial instruments involve market risk. Market risk is the potential change in value of the financial instrument caused by unfavorable changes in interest rates, equity prices and foreign currency exchange rates. Market risk is inherent to both derivative and non-derivative financial instruments.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (continued)

The Company actively monitors its market risk profile through a variety of control procedures including market risk modeling, review of trading positions and hedging strategies, and monitoring adherence to established limits. Each department's trading positions, exposures, profits and losses, and trading strategies are reviewed by the senior management of each business group. Independent of the trading departments is a risk management group. The Company's risk management group reviews the Company's risk profile and adherence to established trading limits, and aids in the development of risk management policies. In addition the Company has in place committees and management controls to review inventory positions, other asset accounts and asset agings on a regular basis.

Trading position and exposure limits are established by the Asset/Liability Management Committee, which meets regularly and is comprised of senior corporate and business group managers.

The following is a discussion of the Company's primary market risk exposures at March 31, 1998 and December 31, 1997 and how those exposures are managed:

Interest Rate Risk

In connection with the Company's dealer activities, the Company is exposed to interest rate risk due to changes in the level or volatility of interest rates, changes in the yield curve, mortgage prepayments and credit spreads. The Company attempts to mitigate its exposure to interest rate risk by entering into hedging transactions such as U.S. government and Eurodollar forward and future contracts, options, and interest rate swap and cap agreements. The Company also issues fixed rate instruments in connection with its nontrading activities, which expose the Company to interest rate risk. The Company enters into interest rate swap agreements which are designed to mitigate its exposure by effectively converting its fixed rate liabilities into floating rate liabilities.

Equity Price Risk

In connection with the Company's dealer activities, the Company buys and sells equity and equity derivative instruments. The Company is exposed to equity price risk due to changes in the level or volatility of equity prices. The Company attempts to mitigate its exposure to equity price risk by entering into hedging transactions including equity option agreements.

Sensitivity Analysis

For purposes of the Securities and Exchange Commission disclosure requirements, the Company has elected to use a sensitivity approach to express the potential loss in future earnings of its financial instruments. In preparing the analysis, the Company has combined both derivative and non-derivative financial instruments held for trading purposes with those held for purposes other than trading because the amounts were not material.

The sensitivity calculation employed to analyze interest rate risk on fixed income financial instruments was based on a proprietary methodology which converted substantially all the Company's interest rate sensitive financial instruments at March 31, 1998 and December 31, 1997, into a uniform benchmark (a ten year U.S. Treasury note equivalent), and evaluated the impact assuming a 10 basis point change to the ten-year U.S. Treasury note at March 31, 1998 and December 31, 1997, respectively. The hypothetical 10 basis point change was derived from a proprietary model which, uses a one-day interval and a 95% confidence level, and was based on historical data over a one-year period. This analysis does not consider other factors that may influence these results, such as credit spread risk, prepayment risk on mortgage-backed securities or changes in the shape of the yield curve. The sensitivity calculation employed to analyze equity price risk on its equity financial instruments at March 31, 1998 and December 31, 1997, was based on a 2% move in the Dow Jones Industrial Average at March 31, 1998 and December 31, 1997, respectively, using a one-day interval and a 95% confidence level, and was based on historical data over a one-year period. Based upon the aforementioned methodologies, the Company's potential daily loss in future earnings at March 31, 1998 was approximately $8 million and $0.5 million for interest rate risk and equity price risk, respectively, and the Company's potential daily loss in future earnings at December 31, 1997 was approximately $4 million and $0.5 million for interest rate risk and equity price risk, respectively.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions in which compensatory damages of $202 million or more appear to be sought, and in which there have been material developments during the quarter, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $202 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $202 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, and intends to defend actively each such case. The following developments have occurred in the case below, which was previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Newton v. Merrill Lynch, et al. Securities Litigation

On April 30, 1998, defendants filed a petition for a writ of certiorari with the United States Supreme Court.

Askin Litigation*

In a decision dated March 19, 1998, the district court denied plaintiffs' motion for class certification in Primavera Familienstifung v. David J. Askin, et al., Docket No. 95 Civ. 8905 and Montpellier Resources, Limited et al. v. Askin Capital Management, L.P., et al., Docket No. 97 Civ. 1856, the two class actions.

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) Proxies for the Annual Meeting of Stockholders held on May 7, 1998 were solicited by the Company pursuant to Regulation 14A of the Securities Act of 1934, as amended.

(c)   Matters voted upon at the Annual Meeting of Stockholders:

      (1) The election of four directors to the Board of Directors to hold office for a term of three years. There was no solicitation in opposition of the nominees and all such nominees were elected. There were no broker non- votes with respect to the election of Directors.

                                       Votes For       Votes Withheld
                                       ---------       --------------
            Regina A. Dolan           113,965,968        1,590,712
            Robert M. Loeffler        113,715,678        1,841,002
            Henry Rosovsky            113,803,135        1,753,545
            John R. Torell III        113,925,288        1,631,392

      (2) The approval to amend the Restated Certificate of Incorporation of Paine Webber Group Inc. to increase the number of shares of common stock, par value $1.00 per share, authorized for issuance from 200,000,000 to 400,000,000 shares.

            Votes for:                112,092,500
            Votes against:              3,138,364
            Abstentions:                  325,816

      (3) The ratification of the selection by the Board of Directors of Ernst & Young LLP as the Company's independent public accountants for the 1998 fiscal year.

            Votes for:                115,143,108
            Votes against:                245,646
            Abstentions:                  167,926

------------------------

* This item relates to a matter involving Kidder, Peabody & Co. which was acquired by the Company in August 1997. In connection with the acquisition, the seller and its parent General Electric Company agreed to indemnify the Company for all losses relating to this matter.

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)   The following exhibits are filed herewith:

            Exhibit 3.1   -  Restated Certificate of Incorporation of Paine
                             Webber Group Inc., as filed with the Office of the Secretary of State of Delaware on May 15, 1998

            Exhibit 12.1  -  Computation of Ratio of Earnings to Combined Fixed
                             Charges and Preferred Stock Dividends

            Exhibit 12.2  -  Computation of Ratio of Earnings to Fixed Charges

            Exhibit 27    -  Financial Data Schedule

      (b)   Reports on Form 8-K:

            None

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Paine Webber Group Inc.
                                                  (Registrant)








Date:  May 15, 1998                       By: /s/ Regina A. Dolan
      -------------                       -----------------------
                                          Regina A. Dolan
                                          Senior Vice President,
                                          Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

            Exhibit No.                    Description
            -----------                    -----------

            Exhibit 3.1   -  Restated Certificate of Incorporation of Paine
                             Webber Group Inc.

            Exhibit 12.1  -  Computation of Ratio of Earnings to Combined Fixed
                             Charges and Preferred Stock Dividends

            Exhibit 12.2  -  Computation of Ratio of Earnings to Fixed Charges

            Exhibit 27    -  Financial Data Schedule