Form 10-Q
period 1998-06-30
PAINE WEBBER GROUP INC
filed 1998-08-14
CIK 75754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998



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

         YES        [X]              NO   [_]


         On August 7, 1998, the Registrant had outstanding 140,926,490 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                             PAINE WEBBER GROUP INC.
                                    FORM 10-Q
                                  JUNE 30, 1998

                                TABLE OF CONTENTS
     PART I.       FINANCIAL INFORMATION                                   Page

         Item 1.   Financial Statements.


                   Condensed Consolidated Statements of Income
                   (unaudited) for the Three and Six Months Ended
                   June 30, 1998 and 1997.                                   2

                   Condensed Consolidated Statements of Financial
                   Condition (unaudited) at June 30, 1998
                   and December 31, 1997.                                    3

                   Condensed Consolidated Statements of Cash Flows
                   (unaudited) for the Six Months Ended
                   June 30, 1998 and 1997.                                   4

                   Notes to Condensed Consolidated Financial Statements
                   (unaudited).                                             5-13

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.                                             14-19


     PART II.      OTHER INFORMATION

         Item 1.   Legal Proceedings.                                       20
         Item 5.   Other Information.                                       20
         Item 6.   Exhibits and Reports on Form 8-K.                        20

                   Signature.                                               21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             PAINE WEBBER GROUP INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (In thousands of dollars except share and per share amounts)


                                                        Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                   ------------------------------      ------------------------------
                                                       1998              1997              1998              1997
                                                   ------------      ------------      ------------      ------------
REVENUES
       Commissions                                 $    402,094      $    346,911      $    810,218      $    717,297
       Principal transactions                           244,146           255,225           521,109           511,761
       Asset management                                 182,128           125,327           340,864           246,295
       Investment banking                               176,687           110,938           301,656           208,712
       Interest                                         860,707           747,138         1,663,085         1,391,091
       Other                                             34,521            34,230            68,461            72,304
                                                   ------------      ------------      ------------      ------------
           Total revenues                             1,900,283         1,619,769         3,705,393         3,147,460
       Interest expense                                 738,115           643,829         1,428,248         1,186,686
                                                   ------------      ------------      ------------      ------------
           Net revenues                               1,162,168           975,940         2,277,145         1,960,774
                                                   ------------      ------------      ------------      ------------


NON-INTEREST EXPENSES
          Compensation and benefits                     682,088           574,231         1,332,663         1,148,248
          Office and equipment                           74,862            68,757           147,402           136,824
          Communications                                 37,140            37,762            74,896            75,969
          Business development                           26,290            18,190            48,369            36,810
          Brokerage, clearing & exchange fees            22,081            21,507            47,577            44,062
          Professional services                          30,390            29,276            63,982            56,816
          Other                                          77,318            74,890           152,062           145,814
                                                   ------------      ------------      ------------      ------------
         Total non-interest expenses                    950,169           824,613         1,866,951         1,644,543
                                                   ------------      ------------      ------------      ------------

INCOME BEFORE TAXES AND MINORITY INTEREST               211,999           151,327           410,194           316,231
                                                   ------------      ------------      ------------      ------------

PROVISION FOR INCOME TAXES:
       Federal                                           72,394            35,075           121,779            80,934
       State, local and foreign                           2,043            15,067            22,057            28,428
                                                   ------------      ------------      ------------      ------------
                                                         74,437            50,142           143,836           109,362
                                                   ------------      ------------      ------------      ------------

INCOME BEFORE MINORITY INTEREST                         137,562           101,185           266,358           206,869
           Minority interest                              8,061             8,061            16,122            12,910
                                                   ------------      ------------      ------------      ------------

NET INCOME                                         $    129,501      $     93,124      $    250,236      $    193,959
                                                   ============      ============      ============      ============

Net income applicable to common shares             $    123,589      $     85,746      $    238,413      $    179,202
                                                   ============      ============      ============      ============
Earnings per common share:
         Basic                                     $       0.88      $       0.66      $       1.71      $       1.38
         Diluted                                   $       0.82      $       0.58      $       1.59      $       1.20
Weighted-average common shares:
         Basic                                      140,032,972       129,874,505       139,609,704       130,161,160
         Diluted                                    151,161,713       151,695,777       150,177,958       152,154,085


Dividends declared per common share                $       0.11      $       0.10      $       0.22      $       0.20


See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                                                   June 30,         December 31,
                                                                                     1998               1997
                                                                                 ------------       ------------
ASSETS
Cash and cash equivalents                                                        $    322,972       $    233,787
Cash and securities segregated and on deposit for
    federal and other regulations                                                     594,070            569,138

Trading assets                                                                     18,698,536         16,373,792
Securities received as collateral                                                   1,392,865               --
                                                                                 ------------       ------------
     Total trading assets, at fair value                                           20,091,401         16,373,792

Securities purchased under agreements to resell                                    23,419,771         21,562,739
Securities borrowed                                                                 9,322,166          9,573,187
Receivables, net of allowance for doubtful accounts of
          $21,957 and $21,315 at June 30, 1998 and
          December 31, 1997, respectively                                           8,025,627          6,904,492
Office equipment and leasehold improvements, net of accumulated depreciation and amortization of $431,575 and $400,346 at
    June 30, 1998 and December 31, 1997, respectively                                 386,313            334,401
Other assets                                                                        1,805,851          1,513,497
                                                                                 ------------       ------------
                                                                                 $ 63,968,171       $ 57,065,033
                                                                                 ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                            $  2,135,818       $  1,666,216
Trading liabilities, at fair value                                                  8,662,388          7,102,144
Securities sold under agreements to repurchase                                     31,531,274         29,628,902
Securities loaned                                                                   5,489,455          4,733,961
Obligation to return securities received as collateral                              1,392,865               --
Payables                                                                            5,899,738          5,663,957
Other liabilities and accrued expenses                                              2,294,347          2,358,511
Long-term borrowings                                                                3,817,395          3,397,961
                                                                                 ------------       ------------
                                                                                   61,223,280         54,551,652
                                                                                 ------------       ------------
Commitments and contingencies

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
    Trusts holding solely Company Guaranteed Related Subordinated Debt                393,750            393,750
Redeemable Preferred Stock                                                            189,241            188,668

Stockholders' Equity:
    Common stock, $1 par value, 400,000,000 shares authorized (1); issued
          189,979,414 shares and 188,458,083 shares at
          June 30, 1998 and December 31, 1997, respectively                           189,979            188,458
    Additional paid-in capital                                                      1,463,138          1,405,329
    Retained earnings                                                               1,548,561          1,340,966
    Treasury stock, at cost; 49,380,483 shares and 48,557,788 shares at
          June 30, 1998 and December 31, 1997, respectively                        (1,035,085)          (998,300)
    Foreign currency translation adjustment                                            (4,693)            (5,490)
                                                                                 ------------       ------------
                                                                                    2,161,900          1,930,963
                                                                                 ------------       ------------
                                                                                 $ 63,968,171       $ 57,065,033
                                                                                 ============       ============


(1) On May 7, 1998, the shareholders of the Company approved an amendment to the Company's charter which increased the number of common shares authorized for issuance from 200,000,000 to 400,000,000 shares.


See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (In thousands of dollars)

                                                                     Six Months Ended
                                                                         June 30,
                                                               -----------------------------
                                                                  1998              1997
                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $   250,236       $   193,959
     Adjustments to reconcile net income to cash
         used for operating activities:
     Noncash items included in net income:
         Depreciation and amortization                              35,456            35,274
         Deferred income taxes                                      46,732            10,571
         Amortization of deferred charges                           53,559            84,809
         Other                                                      46,500            37,111
     (Increase) decrease in operating assets:
         Cash and securities on deposit                            (24,932)            6,871
         Trading assets                                         (2,324,744)          506,950
         Securities purchased under agreements to resell        (1,857,032)       (2,413,346)
         Securities borrowed                                       251,021        (1,737,835)
         Receivables                                            (1,120,493)         (368,777)
         Other assets                                             (377,786)         (167,373)

     Increase (decrease) in operating liabilities:
         Trading liabilities                                     1,560,244           511,464
         Securities sold under agreements to repurchase          1,902,372         1,536,186
         Securities loaned                                         755,494         1,218,975
         Payables                                                  235,781           (16,001)
         Other                                                     (74,527)         (254,961)
                                                               -----------       -----------
         Cash used for operating activities                       (642,119)         (816,123)
                                                               -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for:
       Office equipment and leasehold improvements                 (90,833)          (36,682)
                                                               -----------       -----------
       Cash used for investing activities                          (90,833)          (36,682)
                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from short-term borrowings                       469,602           353,466
     Proceeds from:
         Long-term borrowings                                      641,459           399,645
         Employee stock transactions                                35,741            41,781
         Issuance of Preferred Trust Securities                       --             198,750
     Payments for:
         Long-term borrowings                                     (223,132)         (122,596)
         Repurchases of common stock                               (59,465)         (133,380)
         Dividends                                                 (42,068)          (41,744)
                                                               -----------       -----------
         Cash provided by financing activities                     822,137           695,922
                                                               -----------       -----------
         Increase (decrease) in cash and cash equivalents           89,185          (156,883)
         Cash and cash equivalents, beginning of period            233,787           383,856
                                                               -----------       -----------
         Cash and cash equivalents, end of period              $   322,972       $   226,973
                                                               ===========       ===========


See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (In thousands of dollars except share
                             and per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentations. The December 31, 1997 Condensed Consolidated Statement of Financial Condition was derived from the audited consolidated financial statements of the Company. The financial information as of and for the periods ended June 30, 1998 and 1997 is unaudited. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been made.

The condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year.

Accounting Changes

On January 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" became fully effective. Previously, the Financial Accounting Standards Board had deferred until January 1, 1998 the implementation of SFAS No. 125 as it related to 1) secured borrowings and collateral, and 2) the transfer of financial assets that are part of repurchase agreements, dollar-roll, securities lending and similar transactions. The adoption of those deferred portions of SFAS No. 125 created the following additional captions on the Company's Consolidated Statement of Financial
Condition:

-        Securities received as collateral; and

-        Obligation to return securities received as collateral.

The balances recognized in these captions are carried at the fair market value of the securities received and represent securities received as collateral in term resale agreements for which the collateral provider does not have the explicit contractual right to substitute.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes revised accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the consolidated statements of financial condition. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives and, in certain cases, the hedged items are to be reflected in either the consolidated statements of income or as a component of other comprehensive income based upon the resulting designation. The Company has not yet determined the impact of this statement on the Company's Consolidated Financial Statements, taken as a whole.

NOTE 2: COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income. Comprehensive income combines net income and certain items that directly affect stockholders' equity, such as foreign currency translation adjustments. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. The components of comprehensive income for the three-month and six-month periods ended June 30, 1998 and 1997 were as follows:

                                                 Three Months Ended              Six Months Ended
                                                      June 30,                       June 30,
                                             -------------------------       ------------------------
                                               1998            1997            1998           1997
                                             ---------       ---------       ---------      ---------
Net income                                   $ 129,501       $  93,124       $ 250,236      $ 193,959
Foreign currency translation adjustment           (229)           (111)            797         (2,678)
                                             ---------       ---------       ---------      ---------
Comprehensive income                         $ 129,272       $  93,013       $ 251,033      $ 191,281
                                             =========       =========       =========      =========

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At June 30, 1998 and December 31, 1997, the fair values of long-term borrowings were $3,930,879 and $3,469,950, respectively, as compared to the carrying amounts of $3,817,395 and $3,397,961, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for substantially all of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating rate payments.

The fair value of interest rate swaps used to hedge the Company's fixed rate debt is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The fair values of the interest rate swaps were $78,975 and $50,796 receivable at June 30, 1998 and December 31, 1997, respectively. The carrying amounts of the interest rate swap agreements included in the Company's Condensed Consolidated Statements of Financial Condition at June 30, 1998 and December 31, 1997 were net receivables of $6,663 and $7,193, respectively. See
Note 8 for further discussion of interest rate swap agreements used for hedging purposes.

NOTE 4: TRADING ASSETS AND LIABILITIES

At June 30, 1998 and December 31, 1997, trading assets and liabilities, recorded at fair value and on a trade date basis, consisted of the following:


                                                                June 30,        December 31,
                                                                  1998             1997
                                                               -----------      -----------
    Trading assets:
       U.S. government and agency obligations                  $ 5,084,337      $ 3,449,159
       Mortgages and mortgage-backed securities                  8,433,950        6,557,629
       Corporate debt securities                                 2,981,475        3,820,317
       Commercial paper and other short-term debt                1,154,937        1,410,726
       State and municipal obligations                             563,984          482,678
       Corporate equity securities                                 479,853          653,283
                                                               -----------      -----------
                                                                18,698,536       16,373,792
       Securities received as collateral (1)                     1,392,865             --
                                                               -----------      -----------
                                                               $20,091,401      $16,373,792
                                                               ===========      ===========
    Trading liabilities:
       U.S. government and agency obligations                  $ 7,077,491      $ 5,882,082
       Mortgages and mortgage-backed securities                     74,164           81,330
       Corporate debt securities                                 1,023,691          851,413
       State and municipal obligations                              25,972           14,191
       Corporate equity securities                                 461,070          273,128
                                                               -----------      -----------
                                                               $ 8,662,388      $ 7,102,144
                                                               ===========      ===========

(1) This amount relates to the Company's adoption of the deferred portions of SFAS No. 125.

NOTE 5: SHORT-TERM BORROWINGS

The Company meets its short-term financing needs by obtaining bank loans on either a secured or unsecured basis; by issuing commercial paper and medium-term notes; by entering into agreements to repurchase, whereby securities are sold with a commitment to repurchase at a future date; and through securities lending activity.

Short-term borrowings at June 30, 1998 and December 31, 1997 consisted of the following:

                                        June 30,       December 31,
                                          1998            1997
                                       ----------      -----------
Commercial paper                       $  809,946      $  606,012
Bank loans                              1,023,872         808,204
Medium-Term Notes                         302,000         252,000
                                       ----------      ----------
                                       $2,135,818      $1,666,216
                                       ==========      ==========

NOTE 6: LONG-TERM BORROWINGS

Long-term borrowings at June 30, 1998 and December 31, 1997 consisted of the following:

                                             June 30,       December 31,
                                               1998            1997
                                            ----------      -----------
Fixed Rate Notes due 2000 - 2014            $1,597,389      $1,547,817
Fixed Rate Subordinated Notes due 2002         174,633         174,588
Medium-Term Senior Notes                     1,830,385       1,461,185
Medium-Term Subordinated Notes                 186,950         186,950
Other                                           28,038          27,421
                                            ----------      ----------
                                            $3,817,395      $3,397,961
                                            ==========      ==========

At June 30, 1998, interest rates on the fixed rate notes and fixed rate subordinated notes range from 6 1/2% to 9 1/4% and the weighted-average interest rate on these notes outstanding at June 30, 1998 was 7.74%. Interest on the notes is payable semi-annually.

On April 23, 1998, the Company issued $250,000 of 6.55% senior notes due 2008. On June 15, 1998, $200,000 6 1/4% senior notes matured.

At June 30, 1998, the Company had outstanding $1,271,685 of fixed rate Medium-Term Notes and $745,650 of variable rate Medium-Term Notes. The Medium-Term Notes outstanding at June 30, 1998 had an average maturity of 5.2 years and a weighted-average interest rate of 6.67%.

Total interest payments, which relate principally to agreements to repurchase, short-term borrowings, securities loaned and long-term borrowings, were $1,465,639 and $1,145,274 for the six months ended June 30, 1998 and 1997, respectively.


NOTE 7: CAPITAL REQUIREMENTS

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2% of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4% of such aggregate debit items. Business may not be expanded if net capital is less than 5% of such aggregate debit items. As of June 30, 1998, PWI's net capital of $1,064,684 was 12.4% of aggregate debit items and its net capital in excess of the minimum required was $888,924.

NOTE 8: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Held or Issued for Trading Purposes
Set forth below are the gross contract or notional amounts of the Company's outstanding off-balance-sheet derivative and other financial instruments held or issued for trading purposes. These amounts are not reflected in the Condensed Consolidated Statements of Financial Condition and are indicative only of the volume of activity at June 30, 1998 and December 31, 1997. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions. The amounts are netted by counterparty only when the criteria of FASB interpretation No. 39 are met.

                                                                   Notional or Contract Amount
                                                --------------------------------------------------------------
                                                        June 30, 1998                    December 31, 1997
                                                ----------------------------      ----------------------------
                                                 Purchases          Sales          Purchases          Sales
                                                -----------      -----------      -----------      -----------
Mortgage-backed forward contracts
   and options written and purchased            $30,167,558      $33,912,237      $20,269,175      $22,948,068

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                           2,770,222        2,741,542        1,517,584        1,317,162

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                     210,770          312,218          139,800          517,327

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                           4,350,501        7,226,032        3,580,697        7,906,777

Interest rate swaps and caps                        968,744          458,819          143,961          140,292

Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of June 30, 1998 and December 31, 1997.

                                                     Fair Value at             Fair Value at
                                                     June 30, 1998          December 31, 1997
                                                ----------------------    ----------------------
                                                Assets     Liabilities    Assets     Liabilities
                                                -------    -----------    -------    -----------

Mortgage-backed forward contracts and
  options written and purchased                 $84,253      $67,482      $88,428      $84,400

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                          41,683       40,849       25,749       24,773

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                  44,764       48,694       30,561       39,276

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                           7,952       14,914       13,080       26,588

Interest rate swaps and caps                     13,922       69,178       24,579        3,160

Set forth on the following page are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended June 30, 1998 and the twelve months ended December 31, 1997. The average fair value is based on the average of the month-end balances during the periods indicated.

                                                    Average Fair Value         Average Fair Value
                                                    Three Months Ended         Twelve Months Ended
                                                      June 30, 1998             December 31, 1997
                                                ------------------------    ------------------------
                                                 Assets      Liabilities     Assets      Liabilities
                                                --------     -----------    --------     -----------
Mortgage-backed forward contracts and
  options written and purchased                 $ 97,754      $ 81,455      $112,763      $111,655

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                           41,251        39,837        30,875        32,808

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                   36,324        48,838        49,112        33,604

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                            5,982        14,648        16,251        76,814

Interest rate swaps and  caps                     14,164        70,163         5,499         5,195

The Company also enters into agreements to sell securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Condensed Consolidated Statements of Financial Condition.

The off-balance-sheet derivative trading transactions are generally short-term. At June 30, 1998 approximately 98% of the off-balance-sheet trading-related derivative and other financial instruments had remaining maturities of less than one year.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Condensed Consolidated Statements of Financial Condition and amounted to $192,574 and $182,397 at June 30, 1998 and December 31, 1997, respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The following table summarizes the Company's principal transactions revenues by business activity for the three months and six months ended June 30, 1998 and 1997. Principal transactions revenues include realized and unrealized gains and losses on trading positions, including hedges. In assessing the profitability of its trading activities, the Company views net interest and principal transactions revenues in the aggregate.

                                                                           Principal Transactions Revenues
                                                                 --------------------------------------------------
                                                                     Three Months                  Six Months
                                                                     Ended June 30,               Ended June 30,
                                                                 ----------------------      ----------------------
                                                                   1998          1997          1998          1997
                                                                 --------      --------      --------      --------
Taxable fixed income (included futures, forwards,
     options contracts and other securities)                     $132,635      $119,175      $274,118      $251,764
Equities (includes futures, forwards and options contracts)        74,794        98,411       179,090       191,698
Municipals                                                         36,717        37,639        67,901        68,299
                                                                 --------      --------      --------      --------
                                                                 $244,146      $255,225      $521,109      $511,761
                                                                 ========      ========      ========      ========

Held or Issued for Purposes Other Than Trading

The Company enters into interest rate swap agreements to manage the interest rate characteristics of its assets and liabilities. As of June 30, 1998 and December 31, 1997, the Company had outstanding interest rate swap agreements with commercial banks with notional amounts of $2,960,985 and $2,658,485, respectively. These agreements effectively converted substantially all of the Company's fixed rate debt at June 30, 1998 into floating rate debt. The interest rate swap agreements entered into have had the effect of reducing net interest expense on the Company's fixed rate debt by $6,986 and $6,373 for the six months ended June 30, 1998 and 1997, respectively. The Company had no deferred gains or losses related to terminated swap agreements at June 30, 1998 and December 31, 1997. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements are large financial institutions, and the Company has not experienced defaults in the past, and management does not anticipate any counterparty defaults in the foreseeable future. See Note 3 for further discussion of interest rate swap agreements used for hedging purposes.


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

Receivables and payables with brokers and dealers, agreements to resell and repurchase securities, and securities borrowed and loaned are generally collateralized by cash, government and government-agency securities, or letters of credit. The market value of the initial collateral received is, at a minimum, equal to the contract value. Additional collateral is requested when considered necessary. The Company may pledge clients' margined securities as collateral in support of securities loaned and bank loans, as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At June 30, 1998, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Client trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at June 30,1998 were settled without material adverse effect on the Company's consolidated financial statements, taken as a whole.

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

NOTE 10: COMMITMENTS AND CONTINGENCIES

At June 30, 1998 and December 31, 1997, the Company was contingently liable under unsecured letters of credit totaling $286,621 and $186,279, respectively, which approximates fair value. At June 30, 1998, certain of the Company's subsidiaries were contingently liable as issuer of $46,073 of notes payable to managing general partners of various limited partnerships pursuant to certain partnership agreements. In addition, as part of the 1995 limited partnership settlements, the Company has agreed, under certain circumstances, to provide to class members additional consideration including assignment of any and all fees the Company is entitled to receive from certain partnerships. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole.

In February 1996, two limited partnerships, in which a subsidiary of the Company serves as the general partner and certain key employees are the limited partners, entered into two unsecured credit facilities with a commercial bank under which the bank agreed to make unsecured loans to the limited partnerships of up to $77,525 through February 2000. The Company entered into an agreement with the bank to purchase the loans under certain specific circumstances. At June 30, 1998, $36,246 had been loaned to the limited partnerships.

In meeting the financing needs of certain of its clients, the Company may also issue standby letters of credit which are fully collateralized by marginable securities. At June 30, 1998, the Company had outstanding $63,109 of such standby letters of credit. At June 30, 1998 and December 31, 1997, securities with fair value of $80,739 and $48,378, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

In the normal course of business, the Company enters into when-issued transactions, underwriting and other commitments. Also, clients may be extended lines of credit collateralized by mortgages and other real estate interests; the unused portion of such lines of credit amounted to $684,018 at June 30, 1998. These commercial real estate commitments are generally entered into at variable rates of interest based on LIBOR. Settlement of these transactions at June 30, 1998 would not have had a material impact on the Company's consolidated financial statements, taken as a whole.

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

NOTE 11: INCOME TAXES

The reconciliation of income taxes, computed at the statutory federal rates, to the provision for income taxes recorded was as follows:

                                               Three Months Ended            Six Months Ended
                                                      June 30                    June 30
                                              --------------------        --------------------
                                               1998          1997          1998          1997
                                              ------        ------        ------        ------
       Tax at statutory federal rates           35.0%         35.0%         35.0%         35.0%
       State and local income taxes,
          net of federal tax benefit             0.3           4.0           2.1           4.0
       Foreign rate differential                 0.1           1.8          (0.2)          0.3
       Nontaxable dividends & interest          (0.6)         (1.0)         (0.7)         (0.9)
       Minority Interest                        (1.4)         (2.0)         (1.4)         (1.5)
       Other, net                                1.7          (4.7)          0.3          (2.3)
                                              ------        ------        ------        ------
                                                35.1%         33.1%         35.1%         34.6%
                                              ======        ======        ======        ======

Income taxes paid were $104,585 and $125,849 for the six months ended June 30, 1998 and 1997, respectively.

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

Set forth on the following page is the reconciliation of net income applicable to common shares and weighted-average common and common equivalent shares of the basic and diluted earnings per common share computations:

                                                        Three Months Ended June 30,               Six Months Ended June 30,
                                                     ---------------------------------       ---------------------------------
                                                          1998                1997                1998                1997
                                                     -------------       -------------       -------------       -------------
NUMERATOR:

Net income                                           $     129,501       $      93,124       $     250,236       $     193,959
Preferred stock dividends                                   (5,912)             (7,378)            (11,823)            (14,757)
                                                     -------------       -------------       -------------       -------------
Net income applicable to common shares
     for basic earnings per share                          123,589              85,746             238,413             179,202

Effect of dilutive securities:
     Preferred stock dividends                                --                 1,500                --                 3,000
     Interest savings on convertible debentures                104                 227                 209                 576
                                                     -------------       -------------       -------------       -------------
                                                               104               1,727                 209               3,576
                                                     -------------       -------------       -------------       -------------
Net income applicable to common shares
     for diluted earnings per share                  $     123,693       $      87,473       $     238,622       $     182,778
                                                     =============       =============       =============       =============

DENOMINATOR:

Weighted-average common shares for basic
     earnings per share                                140,032,972         129,874,505         139,609,704         130,161,160

Weighted-average effect of dilutive securities:
     Employee stock options and awards                   9,881,681          11,602,493           9,231,916          11,344,814
     Convertible debentures                              1,247,060           1,945,179           1,336,338           2,374,511
     6% Convertible Preferred Stock                           --             8,273,600                --             8,273,600
                                                     -------------       -------------       -------------       -------------
Dilutive potential common shares                        11,128,741          21,821,272          10,568,254          21,992,925
                                                     -------------       -------------       -------------       -------------
Weighted-average common and common equivalent
     shares for diluted earnings per share             151,161,713         151,695,777         150,177,958         152,154,085
                                                     =============       =============       =============       =============

EARNINGS PER SHARE:

Basic                                                $        0.88       $        0.66       $        1.71       $        1.38
                                                     =============       =============       =============       =============
Diluted                                              $        0.82       $        0.58       $        1.59       $        1.20
                                                     =============       =============       =============       =============

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

Certain statements included in this discussion and in other parts of this report include "forward-looking statements" that involve known and unknown risks and uncertainties including those mentioned above. Actual results could differ materially from those projected in the forward-looking statements.

Market and economic conditions were generally favorable in the second quarter of 1998, but subdued relative to the first quarter of 1998. In the second quarter of 1998, the U.S. economy slowed with real GDP growth declining from 5.5% in the first quarter of 1998 to 1.4% in the second quarter. Inflation, as measured by the Consumer Price Index, remained moderate increasing at an annual rate of 2.0% from the first quarter to the second quarter of 1998 and the Federal Reserve Board did not change the overnight lending rate. The yield on 90-day Treasury bills slipped from 5.13% to 5.10% during the quarter while the yield on the 30-year Treasury bond fell from 5.94% to 5.62%. Despite lingering investor concerns regarding the impact of the Asian crisis and the GDP slowdown on the U.S. economy, the Dow Jones Industrial Average increased 1.7%, the NASDAQ Composite index climbed 3.2% and the S&P 500 stock index rose 2.9% in the second quarter of 1998. Stock market volume remained relatively constant in the second quarter of 1998 versus the first quarter of 1998 with the New York Stock Exchange average daily volume declining 1.3% to 615.9 million shares and the NASDAQ average daily volume increasing 2.0% to 755.1 million shares.

The favorable market and economic conditions of calendar year 1997 continued into the first six months of 1998, although with slightly less vigor than the previous year. The Dow Jones Industrial Average increased 13.2% for the first six months of 1998 as compared to the 19.0% increase for the first six months of 1997. The NASDAQ Composite index advanced 20.7% for the first six months of 1998, up from the 11.7% increase in the first six months of 1997. The S&P 500 stock index appreciated 16.8% in the first six months of 1998, as compared to the increase of 19.5% for the first six months of 1997. Average daily volume on the New York Stock Exchange was 620.5 million shares for the first six months of 1998, versus 505.0 million shares for the prior year period. The NASDAQ average daily volume increased from 607.9 million shares for the first six months of 1997 to 747.8 million shares for the first six months of 1998. The yield on the 30-year Treasury bond fell 30 basis points during the first six months of 1998 compared to the 14 basis point decline in the prior year period.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1998 compared to Quarter Ended June 30, 1997

The Company's net income for the quarter ended June 30, 1998 was a record $129.5 million, or $0.88 per basic share ($0.82 per diluted share) compared to net income of $93.1 million, or $0.66 per basic share ($0.58 per diluted share) earned during the second quarter of 1997. During the second quarter of 1998, revenues, net of interest expense, were a record $1,162.2 million, 19.1% higher than the second quarter of 1997.

Commission revenues earned during the second quarter of 1998 were $402.1 million, 15.9% higher than the $346.9 million earned during the prior year quarter. Commissions on the sale of listed securities and options increased $32.3 million or 15.8%, mutual fund and insurance commissions increased $14.5 million or 14.8%, and commissions from over-the-counter securities and other commissions increased $8.4 million or 18.8%.

Principal transactions revenues decreased $11.1 million, or 4.3%, reflecting lower trading results in equities and municipal securities.

Asset management fees increased 45.3% to a record $182.1 million, due to higher revenues earned on managed or wrap accounts and trust accounts. Average assets in wrap and trust accounts during the second quarter of 1998 were approximately
52.7 % higher than during the second quarter of 1997. The increase also reflects higher advisory fees earned on money market accounts and mutual funds. The average assets under management in money market, institutional and long-term mutual funds were approximately $54.0 billion during the second quarter of 1998 and approximately $44.0 billion during the second quarter of 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investment banking revenues were a record $176.7 million, 59.3% higher than the $110.9 million earned during the second quarter of 1997. The current year quarter reflects increases in merger and acquisition fees, underwriting fees, management fees and selling concessions on increased volume of lead-managed and co-managed corporate and municipal issues, and in the commercial real estate business.

Net interest increased $19.3 million, or 18.7% to a record $122.6 million primarily due to increased margin lending to customers and an increased level of fixed income positions offset by higher interest expense on increased borrowings.

Compensation and benefits for the quarter ended June 30, 1998 were $682.1 million as compared to $574.2 million during the prior year quarter. The number of employees increased by 940, or 5.8%, from June 30, 1997 to June 30, 1998, principally due to an expansion in Private Client Group investment executives, selective hirings in Capital Markets and technology personnel working on the millenium and other technology initiatives. In addition, the Company's improved operating results for the second quarter of 1998 versus the prior year period, resulted in higher production-based compensation to Private Client Group investment executives, and higher performance-based compensation. Compensation and benefits as a percent of net revenues were 58.7% during the second quarter 1998 and 58.8% for the second quarter 1997.

All other operating expenses were $268.1 million, as compared to $250.4 million for the prior year quarter. Principal drivers of the increase in non-compensation costs were technology costs associated with preparations for the millenium and other technology initiatives, and higher advertising expenditures. The ratio of other operating expenses as a percentage of net revenues declined to 23.1% for the quarter ended June 30, 1998 compared to 25.7% for the prior year quarter.

Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997

The Company's net income for the six months ended June 30, 1998 was a record $250.2 million, or $1.71 per basic share ($1.59 per diluted share) compared to net income of $194.0 million, or $1.38 per basic share ($1.20 per diluted share) earned during the first six months of 1997. During the first six months of 1998, revenues, net of interest expense, were a record $2,277.1 million, 16.1% higher than the first six months of 1997.

Commission revenues earned during the first six months of 1998 were a record $810.2 million, 13.0% higher than the $717.3 million earned during the prior year period. Commissions on the sale of listed securities and options increased $58.8 million or 13.9%, mutual fund and insurance commissions increased $22.5 million or 11.2%, and commissions from over-the-counter securities and other commissions increased $11.6 million or 12.4%.

Principal transactions revenues increased $9.3 million, or 1.8%, reflecting improved trading results in taxable fixed income securities offset by lower results in equities and municipal securities.

Asset management fees increased 38.4% to a record $340.9 million, due to higher revenues earned on managed or wrap accounts and trust accounts. Average assets in wrap and trust accounts during the first six months of 1998 were approximately 50.0 % higher than during the first six months of 1997. The increase also reflects higher advisory fees earned on money market accounts and mutual funds. The average assets under management in money market, institutional and long-term mutual funds were approximately $51.2 billion during the first six months of 1998 and approximately $44.1 billion during the first six months of 1997.

Investment banking revenues were a record $301.7 million for the first six months of 1998, 44.5% higher than the $208.7 million earned during the prior year period. The current year period reflects increases in merger and acquisition fees, underwriting fees, management fees and selling concessions on increased volume of lead-managed and co-managed corporate and municipal issues, and in the commercial real estate business.

Net interest increased $30.4 million, or 14.9% to a record $234.8 million primarily due to increased margin lending to customers and an increased level of fixed income positions offset by higher interest expense on increased borrowings.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Compensation and benefits for the six months ended June 30, 1998 were $1,332.7 million as compared to $1,148.2 million during the prior year period. The number of employees increased by 940, or 5.8%, from June 30, 1997 to June 30, 1998, principally due to an expansion in Private Client Group investment executives, selective hirings in Capital Markets and technology personnel working on the millenium and other technology initiatives. In addition, the Company's improved operating results for the six months ended 1998 versus the prior year period, resulted in higher production-based compensation to Private Client Group investment executives, and higher performance-based compensation. Compensation and benefits as a percent of net revenues were 58.5% during the first six months of 1998 and 58.6% for the first six months of 1997.

All other operating expenses were $534.3 million, as compared to $496.3 million for the prior year period. Principal drivers of the increase in non-compensation costs were technology costs associated with preparations for the millenium and other technology initiatives, higher brokerage, clearing and exchange fees associated with increased levels of business, and higher advertising expenditures. The ratio of other operating expenses as a percentage of net revenues declined to 23.5% for the quarter ended June 30, 1998 compared to 25.3% for the prior year period.

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

The Company's total assets at June 30, 1998 were $64.0 billion compared to $57.1 billion at December 31, 1997, primarily attributable to an increase in trading assets, including $1.4 billion related to securities received as collateral under the SFAS No. 125 guidance, and securities purchased under agreements to resell. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and long-term borrowings.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has a $1.2 billion unsecured revolving credit agreement which expires in December 1998, with provisions for renewal through December 2001. In addition, certain of the Company's subsidiaries have a committed secured revolving credit facility to provide up to an aggregate of $750.0 million. In August 1998, the Company renewed this facility through August 1999, with provisions for renewal through August 2000. The secured borrowings under this facility can be collateralized using a variety of financial instruments. The facilities are available for general corporate purposes. At June 30, 1998, there were no outstanding borrowings under these credit facilities. Additionally, the Company had approximately $5.7 billion in uncommitted lines of credit at June 30, 1998.

The Company maintains a public shelf registration statement with the SEC for the issuance of debt securities. During the second quarter of 1998, the Company issued $617.5 million of debt under this registration statement, including $250.0 million of 6.55% senior notes due 2008. At June 30, 1998, the Company had approximately $378.1 million in debt securities available for issuance under this registration statement.

The Company also maintains a shelf registration statement with the SEC for the issuance of preferred trust securities of PWG Capital Trusts III and IV, business trusts formed under the Delaware law which are wholly owned subsidiaries of the Company, and debt securities of the Company. At June 30, 1998, $106.2 million in Preferred Trust Securities and debt securities of the Company were available for issuance under this registration statement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy which provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base. The Company's total capital base, which includes long-term borrowings, preferred securities and stockholders' equity, grew to $6.6 billion at June 30, 1998, an increase of $650.9 million from December 31, 1997. The growth in total capital is primarily due to the net increase in long-term borrowings of $419.4 million and an increase in stockholders' equity of $230.9 million.

The net increase in long-term borrowings primarily reflects the net issuance of medium-term notes of $369.2 million and the issuance of $250.0 million 6.55% senior notes due 2008, offset by the maturity of $200.0 million 6 1/4% senior notes. The increase in stockholders' equity is primarily the result of net income for the six months ended June 30, 1998 of $250.2 million and the issuance of approximately 2,450,000 shares of common stock related to employee compensation programs. Issuances and tax credits related to these programs had the effect of increasing equity capital by $79.6 million. These increases were offset by the repurchase of approximately 1,903,000 shares of common stock for $59.5 million and dividends accrued of $42.1 million. At June 30, 1998, the remaining number of shares authorized to be repurchased under the Company's common stock repurchase program was approximately 11.2 million. On May 7, 1998, the shareholders of the Company approved an amendment to the Company's charter which increased the number of PWG common shares authorized for issuance from 200,000,000 to 400,000,000 shares. On August 6, 1998, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.11 per share payable on October 2, 1998 to stockholders of record on September 3, 1998.

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

At June 30, 1998, the Company had investments in merchant banking transactions which were affected by liquidity, reorganization or restructuring issues amounting to $37.3 million, net of reserves, compared to $31.9 million, net of reserves, at December 31, 1997. These investments have not had a material effect on the Company's results of operations.

The Company's activities also include underwriting and market-making transactions in high-yield corporate debt and non-investment-grade mortgage-backed securities, and emerging market securities (collectively, "high-yield securities"). These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness or lower credit ratings and are, therefore, more vulnerable to general economic conditions. At June 30, 1998, the Company held $532.2 million of high-yield securities, with approximately 15% of such securities attributable to two issuers. The Company continually monitors its risk positions associated with high-yield securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in revenues. These high-yield securities have not had a material effect on the Company's results of operations.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the Condensed Consolidated Statement of Financial Condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $86.1 billion and $61.1 billion at June 30, 1998 and December 31, 1997, respectively. These amounts included $63.0 billion and $42.3 billion, respectively, related to "to be announced" mortgage-backed securities requiring forward settlement. Also included in these amounts were $3.0 billion and $2.7 billion notional amounts of interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt at June 30, 1998 and December 31, 1997, respectively. For further discussion on the Company's derivative financial instruments, see
Note 8 in the Notes to Condensed Consolidated Financial Statements.

The Company records any unrealized gains and losses on its derivative contracts used in a trading capacity by marking-to-market the contracts on a daily basis. The unrealized gain or loss is recorded on the Condensed Consolidated Statements of Financial Condition with the related profit or loss reflected in "Principal transactions" revenues. The Company accrues interest income and expense on interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt. The interest rate swap agreements had the effect of reducing net interest expense on the Company's fixed rate debt by $7.0 million and $6.4 million for the six months ended June 30, 1998 and 1997, respectively. The Company had no deferred gains or losses recorded at June
30, 1998 and December 31, 1997 related to terminated swap agreements.

The fair value of an exchange-traded derivative financial instrument is determined by quoted market prices, while over-the-counter derivatives are valued based upon pricing models which consider time value and volatility, as well as other economic factors. The fair values of the Company's derivative financial instruments held for trading purposes at June 30, 1998 were $192.6 million and $241.1 million for assets and liabilities, respectively, and are reflected on the Condensed Consolidated Statements of Financial Condition. The fair values of these instruments at December 31, 1997 were $182.4 million and $178.2 million for assets and liabilities, respectively.

The Company's exposure to market risk relates to changes in interest rates, equity prices, foreign currency exchange rates or the market values of the assets underlying the financial instruments. The Company's exposure to credit risk at any point is represented by the fair value or replacement cost on contracts in which the Company has recorded an unrealized gain. At June 30, 1998 and December 31, 1997, the fair values amounted to $192.6 million and $182.4 million, respectively. The risks inherent in derivative financial instruments are managed consistent with the Company's overall risk management policies. (See Risk Management section below)

RISK MANAGEMENT

Risk is an inherent part of the Company's principal business activities. Managing risk is critical to the Company's profitability and to reducing the likelihood of earnings volatility. The Company's risk management policies and procedures have been established to continually identify, monitor and manage risk. The Company's principal risks are market, credit, liquidity, legal and operating.

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

The discussion of the Company's principal risks and the estimated amounts of the Company's market risk exposure generated from the sensitivity analysis performed by the Company are forward-looking statements assuming certain adverse conditions occur. Actual results in the future may differ materially from these projected results due to actual

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

events in the markets in which the Company operates and other factors. The analysis methods used by the Company to assess and mitigate risks discussed below should not be considered projections of future events or losses.

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

The following is a discussion of the Company's primary market risk exposures at June 30, 1998 and December 31, 1997 and how those exposures are managed:

Interest Rate Risk

In connection with the Company's dealer activities, the Company is exposed to interest rate risk due to changes in the level or volatility of interest rates, changes in the yield curve, mortgage prepayments and credit spreads. The Company attempts to mitigate its exposure to interest rate risk by entering into hedging transactions such as U.S. government and Eurodollar forward and future contracts, options, and interest rate swap and cap agreements. The Company also issues fixed rate instruments in connection with its non-trading activities, which expose the Company to interest rate risk. The Company enters into interest rate swap agreements which are designed to mitigate its exposure by effectively converting its fixed rate liabilities into floating rate liabilities.

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

The sensitivity calculation employed to analyze interest rate risk on fixed income financial instruments was based on a proprietary methodology which converted substantially all the Company's interest rate sensitive financial instruments at June 30, 1998 and December 31, 1997, into a uniform benchmark (a ten year U.S. Treasury note equivalent), and evaluated the impact assuming a 10 basis point change to the ten-year U.S. Treasury note at June 30, 1998 and December 31, 1997, respectively. The hypothetical 10 basis point change was derived from a proprietary model which, uses a one-day interval and a 95% confidence level, and was based on historical data over a one-year period. This analysis does not consider other factors that may influence these results, such as credit spread risk, prepayment risk on mortgage-backed securities or changes in the shape of the yield curve. The sensitivity calculation employed to analyze equity price risk on its equity financial instruments at June 30, 1998 and December 31, 1997, was based on a 2% move in the Dow Jones Industrial Average at June 30, 1998 and December 31, 1997, respectively, using a one-day interval and a 95% confidence level, and was based on historical data over a one-year period. Based upon the aforementioned methodologies, the Company's potential daily loss in future earnings at June 30, 1998 was approximately $7.0 million and $2.0 million for interest rate risk and equity price risk, respectively, and the Company's potential daily loss in future earnings at December 31, 1997 was approximately $4 million and $0.5 million for interest rate risk and equity price risk, respectively.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions in which compensatory damages of $216 million or more appear to be sought, and in which there have been material developments during the quarter, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $216 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $216 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, and intends to defend actively each such case. The following developments have occurred in the cases below, which were previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Quarterly Report on Form 10-Q for the period ended March 31, 1998.

NEWTON V. MERRILL LYNCH, ET AL. SECURITIES LITIGATION

On July 21, 1998, the Magistrate Judge granted plaintiffs' motion to amend the complaint to add additional plaintiffs and extend the period covered by the complaint through August 1996. Defendants are appealing to the District Judge from the Magistrate Judge's ruling. The District Court has not yet ruled on the issue of class certification.

ASKIN LITIGATION*

In connection with the related action in the United States Bankruptcy Court for the Southern District of New York (ABF Capital Management, et al. v. Kidder, Peabody & Co. Incorporated), the Bankruptcy Court has determined that the relief sought in this action is simply an alternative equitable remedy to the relief sought in the related District Court actions and has, in effect, stayed the case pending resolution of the District Court cases.

IN RE NASDAQ MARKET MAKER ANTITRUST LITIGATIONS

On August 6, 1998, the United States Court of Appeals for the Second Circuit affirmed the District Court's approval of the Stipulation and Order resolving the civil complaint filed by the United States Department of Justice.

ITEM 5.  OTHER INFORMATION

Pursuant to PWG's By-Laws, for business to be properly brought before the 1999 Annual Meeting of Stockholders of PWG, (other than stockholder proposals submitted pursuant to SEC Rule 14a-8) stockholders must give notice thereof to the office of the Secretary of Paine Webber Group Inc., 1285 Avenue of the Americas, New York, New York 10019, no later than 90 days in advance of the date of the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are filed herewith:

         Exhibit 12.1  - Computation of Ratio of Earnings to Combined Fixed
                         Charges and Preferred Stock Dividends

         Exhibit 12.2  - Computation of Ratio of Earnings to Fixed Charges

         Exhibit 27    - Financial Data Schedule

  (b) Reports on Form 8-K:

      PWG filed a Current Report on Form 8-K dated July 15, 1998 with the Securities and Exchange Commission reporting under "Item 5 - Other Events" and "Item 7 - Exhibit" relating to the Company's press release which, among other things, reported financial results for the three months and six months periods ended June 30, 1998.


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




                                                         Paine Webber Group Inc.
                                                             (Registrant)



Date:  August 13, 1998                                   By: /s/ Regina Dolan
      ----------------                                   --------------------
                                                         Regina A. Dolan
                                                         Senior Vice President,
                                                         Chief Financial Officer