Form 10-Q
period 1998-09-30
PAINE WEBBER GROUP INC
filed 1998-11-12
CIK 75754

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998



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

      YES        [X]              NO   [_]


                             -----------------------


      On November 6, 1998, the Registrant had outstanding 143,039,953 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                             PAINE WEBBER GROUP INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

   PART I.           FINANCIAL INFORMATION                                  Page

      Item 1.        Financial Statements.

                     Condensed Consolidated Statements of Income
                     (unaudited) for the Three and Nine Months Ended
                     September 30, 1998 and 1997.                          2

                     Condensed Consolidated Statements of Financial Condition (unaudited) at September 30, 1998
                     and December 31, 1997.                                3

                     Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
                     September 30, 1998 and 1997.                          4

                     Notes to Condensed Consolidated Financial Statements
                     (unaudited).                                          5-13

      Item 2.        Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.                                           14-21


   PART II.          OTHER INFORMATION

      Item 1.        Legal Proceedings.                                    22
      Item 6.        Exhibits and Reports on Form 8-K.                     22

                     Signature.                                            23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             PAINE WEBBER GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

          (In thousands of dollars except share and per share amounts)


                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                                 1998            1997          1998            1997
                                             ------------   ------------   ------------   ------------
REVENUES
     Commissions                             $    410,832   $    387,210   $  1,221,050   $  1,104,507
     Principal transactions                       148,453        289,276        669,562        801,037
     Asset management                             184,691        141,707        525,555        388,002
     Investment banking                           119,629        128,414        421,285        337,126
     Interest                                     909,168        785,564      2,572,253      2,176,655
     Other                                         36,375         32,285        104,836        104,589
                                             ------------   ------------   ------------   ------------
         Total revenues                         1,809,148      1,764,456      5,514,541      4,911,916
     Interest expense                             777,672        682,513      2,205,920      1,869,199
                                             ------------   ------------   ------------   ------------
      Net revenues                              1,031,476      1,081,943      3,308,621      3,042,717
                                             ------------   ------------   ------------   ------------


NON-INTEREST EXPENSES
     Compensation and benefits                    616,927        640,113      1,949,590      1,788,361
     Office and equipment                          76,170         69,341        223,572        206,165
     Communications                                38,791         38,083        113,687        114,052
     Business development                          27,568         22,174         75,937         58,984
     Brokerage, clearing & exchange fees           24,270         22,068         71,847         66,130
     Professional services                         30,581         35,107         94,563         91,923
     Other                                         78,570         73,485        230,632        219,299
                                             ------------   ------------   ------------   ------------
     Total non-interest expenses                  892,877        900,371      2,759,828      2,544,914
                                             ------------   ------------   ------------   ------------

INCOME BEFORE TAXES AND MINORITY INTEREST         138,599        181,572        548,793        497,803
     Provision for income taxes                    47,646         60,729        191,482        170,091
                                             ------------   ------------   ------------   ------------

INCOME BEFORE MINORITY INTEREST                    90,953        120,843        357,311        327,712
     Minority interest                              8,061          8,061         24,183         20,971
                                             ------------   ------------   ------------   ------------

NET INCOME                                   $     82,892   $    112,782   $    333,128   $    306,741
                                             ============   ============   ===========    ============

Net income applicable to common shares (1)   $     76,980   $    105,404   $    315,393   $    284,606
                                             ============   ============   ============   ============
Earnings per common share:
      Basic                                  $       0.54   $       0.78   $       2.25   $       2.09
      Diluted                                $       0.51   $       0.70   $       2.10   $       1.88
Weighted-average common shares:
      Basic                                   141,322,783    134,301,924    140,153,619    136,423,151
      Diluted                                 151,356,690    152,097,987    150,538,364    154,182,923


Dividends declared per common share          $       0.11   $       0.10   $       0.33   $       0.30



(1) Amounts shown used to calculate basic earnings per common share.


See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
          (In thousands of dollars except share and per share amounts)

                                                                              September 30,   December 31,
                                                                                   1998         1997
                                                                              ------------    ------------
ASSETS
Cash and cash equivalents                                                     $    209,979    $    233,787
Cash and securities segregated and on deposit for
   federal and other regulations                                                   694,715         569,138

Trading assets                                                                  19,468,336      16,373,792
Securities received as collateral                                                1,811,299            --
                                                                              ------------    ------------
     Total trading assets, at fair value                                        21,279,635      16,373,792

Securities purchased under agreements to resell                                 21,362,501      21,562,739
Securities borrowed                                                              8,766,896       9,573,187
Receivables, net of allowance for doubtful accounts of
   $27,825 and $21,315 at September 30, 1998 and
   December 31, 1997, respectively                                               8,613,140       6,904,492
Office equipment and leasehold improvements, net of accumulated depreciation and amortization of $412,112 and $400,346 at
   September 30, 1998 and December 31, 1997, respectively                          401,991         334,401
Other assets                                                                     1,572,059       1,513,497
                                                                              ------------    ------------
                                                                              $ 62,900,916    $ 57,065,033
                                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                         $  2,317,741    $  1,666,216
Trading liabilities, at fair value                                               7,780,312       7,102,144
Securities sold under agreements to repurchase                                  29,786,897      29,628,902
Securities loaned                                                                6,131,045       4,733,961
Obligation to return securities received as collateral                           1,811,299            --
Payables                                                                         6,148,640       5,663,957
Other liabilities and accrued expenses                                           2,280,730       2,358,511
Long-term borrowings                                                             3,796,647       3,397,961
                                                                              ------------    ------------
                                                                                60,053,311      54,551,652
                                                                              ------------    ------------
Commitments and contingencies

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
   Trusts holding solely Company Guaranteed Related Subordinated Debt              393,750         393,750
Redeemable Preferred Stock                                                         189,528         188,668

Stockholders' Equity:
   Common stock, $1 par value, 400,000,000 shares authorized (1); issued
         190,767,103 shares and 188,458,083 shares at
         September 30, 1998 and December 31, 1997, respectively                    190,767         188,458
   Additional paid-in capital                                                    1,481,359       1,405,329
   Retained earnings                                                             1,609,899       1,340,966
   Treasury stock, at cost; 47,959,342 shares and 48,557,788 shares at
         September 30, 1998 and December 31, 1997, respectively                 (1,014,087)       (998,300)
   Foreign currency translation adjustment                                          (3,611)         (5,490)
                                                                              ------------    ------------
                                                                                 2,264,327       1,930,963
                                                                              ------------    ------------
                                                                              $ 62,900,916    $ 57,065,033
                                                                              ============    ============



(1)On May 7, 1998, the shareholders of the Company approved an amendment to the Company's charter which increased the number of common shares authorized for issuance from 200,000,000 to 400,000,000 shares.


See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (In thousands of dollars)



                                                                 Nine Months Ended
                                                                   September 30,
                                                                1998             1997
                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $   333,128       $   306,741
   Adjustments to reconcile net income to cash
       used for operating activities:
   Noncash items included in net income:
       Depreciation and amortization                             54,229            52,105
       Deferred income taxes                                     19,643          (151,172)
       Amortization of deferred charges                          66,551           125,371
       Other                                                     77,829            47,116
   (Increase) decrease in operating assets:
       Cash and securities on deposit                          (125,577)           (5,211)
       Trading assets                                        (3,094,544)          492,776
       Securities purchased under agreements to resell          200,238        (3,201,951)
       Securities borrowed                                      806,291        (1,867,139)
       Receivables                                           (1,702,138)       (1,568,997)
       Other assets                                            (137,040)         (366,772)
   Increase (decrease) in operating liabilities:
       Trading liabilities                                      678,168         1,274,299
       Securities sold under agreements to repurchase           157,995         2,652,375
       Securities loaned                                      1,397,084         1,233,629
       Payables                                                 484,683             1,984
       Other                                                    (72,613)          177,918
                                                            -----------       -----------
       Cash used for operating activities                      (856,073)         (796,928)
                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for:
     Office equipment and leasehold improvements               (126,937)          (59,014)
                                                            -----------       -----------
     Cash used for investing activities                        (126,937)          (59,014)
                                                            -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                      651,525           254,799
   Proceeds from:
       Long-term borrowings                                     673,909           704,192
       Employee stock transactions                               41,387            48,716
       Issuance of Preferred Trust Securities                      --             198,750
   Payments for:
       Long-term borrowings                                    (276,875)         (192,346)
       Repurchases of common stock                              (67,410)         (268,942)
       Dividends                                                (63,334)          (61,685)
                                                            -----------       -----------
       Cash provided by financing activities                    959,202           683,484
                                                            -----------       -----------
       Decrease in cash and cash equivalents                    (23,808)         (172,458)
       Cash and cash equivalents, beginning of period           233,787           383,856
                                                            -----------       -----------
       Cash and cash equivalents, end of period             $   209,979       $   211,398
                                                            ===========       ===========



See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The condensed consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentations. The December 31, 1997 Condensed Consolidated Statement of Financial Condition was derived from the audited consolidated financial statements of the Company. The financial information as of and for the periods ended September 30, 1998 and 1997 is unaudited. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been made.

Certain financial information that is normally in annual financial statements but is not required for interim reporting purposes has been condensed or omitted. The condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 1998. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year.

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

NOTE 2: COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income. Comprehensive income combines net income and certain items that directly affect stockholders' equity, such as foreign currency translation adjustments. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. The components of comprehensive income for the three-month and nine-month periods ended September 30, 1998 and 1997 were as follows:

                                      Three Months Ended             Nine Months Ended
                                        September 30,                 September 30,
                                  ------------------------       ------------------------
                                    1998            1997            1998          1997
                                  ---------      ---------       ---------      ---------
Net income                        $  82,892      $ 112,782       $ 333,128      $ 306,741

Foreign currency translation          1,082         (1,082)          1,879         (3,760)
adjustment
                                  ---------      ---------       ---------      ---------
Comprehensive income              $  83,974      $ 111,700       $ 335,007      $ 302,981
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

At September 30, 1998 and December 31, 1997, the fair values of long-term borrowings were $3,885,811 and $3,469,950, respectively, as compared to the carrying amounts of $3,796,647 and $3,397,961, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for substantially all of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating rate payments.

The fair value of interest rate swaps used to hedge the Company's fixed rate debt is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The net fair values of the interest rate swaps were $182,314 and $50,796 receivable at September 30, 1998 and December 31, 1997, respectively. The carrying amounts of the interest rate swap agreements included in the Company's Condensed Consolidated Statements of Financial Condition at September 30, 1998 and December 31, 1997 were net receivables of $2,654 and $7,193, respectively. See Note 8 for further discussion of interest rate swap agreements used for hedging purposes.

NOTE 4: TRADING ASSETS AND LIABILITIES

At September 30, 1998 and December 31, 1997, trading assets and liabilities, recorded at fair value and on a trade date basis, consisted of the following:

                                                   September 30,    December 31,
                                                       1998             1997
                                                   -----------      -----------
Trading assets:
   U.S. government and agency obligations          $ 5,597,223      $ 3,449,159
   Mortgages and mortgage-backed securities          8,711,102        6,557,629
   Corporate debt securities                         2,619,780        3,820,317
   Commercial paper and other short-term debt        1,477,473        1,410,726
   State and municipal obligations                     567,798          482,678
   Corporate equity securities                         494,960          653,283
                                                   -----------      -----------
                                                    19,468,336       16,373,792
   Securities received as collateral (1)             1,811,299             --
                                                   -----------      -----------
                                                   $21,279,635      $16,373,792
                                                   ===========      ===========
Trading liabilities:
   U.S. government and agency obligations          $ 5,732,824      $ 5,882,082
   Mortgages and mortgage-backed securities            381,702           81,330
   Corporate debt securities                         1,401,448          851,413
   State and municipal obligations                      19,215           14,191
   Corporate equity securities                         245,123          273,128
                                                   -----------      -----------
                                                   $ 7,780,312      $ 7,102,144
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

Short-term borrowings at September 30, 1998 and December 31, 1997 consisted of the following:

                                             September 30,   December 31,
                                                1998            1997
                                             ----------      ----------
Commercial paper                             $  988,462      $  606,012
Bank loans                                    1,037,279         808,204
Medium-Term Notes                               292,000         252,000
                                             ----------      ----------
                                             $2,317,741      $1,666,216
                                             ==========      ==========

NOTE 6: LONG-TERM BORROWINGS

Long-term borrowings at September 30, 1998 and December 31, 1997 consisted of the following:

                                           September 30,    December 31,
                                               1998            1997
                                            ----------      ----------
Fixed Rate Notes due 2000 - 2014            $1,595,476      $1,547,817
Fixed Rate Subordinated Notes due 2002         174,655         174,588
Medium-Term Senior Notes                     1,814,285       1,461,185
Medium-Term Subordinated Notes                 186,950         186,950
Convertible Debentures and Other                25,281          27,421
                                            ----------      ----------
                                            $3,796,647      $3,397,961
                                            ==========      ==========

On April 23, 1998, the Company issued $250,000 of 6.55% senior notes due 2008. On June 15, 1998, $200,000 6-1/4% senior notes matured. On August 10, 1998, the Company called for the redemption of the remaining 6.5% Convertible Debentures due 2002. Such debentures were converted by the holders into 1,149,523 shares of the Company's common stock.

At September 30, 1998, the Company had outstanding $1,273,585 of fixed rate Medium-Term Notes and $727,650 of variable rate Medium-Term Notes. The Medium-Term Notes outstanding at September 30, 1998 had an average maturity of
5.0 years and a weighted-average interest rate of 6.60%.

At September 30, 1998, interest rates on the fixed rate notes and fixed rate subordinated notes range from 6-1/2% to 9-1/4% and the weighted-average interest rate on these notes outstanding at September 30, 1998 was 7.73%. Interest on the notes is payable semi-annually.

Total interest payments, which relate principally to agreements to repurchase, short-term borrowings, securities loaned and long-term borrowings, were $2,252,355 and $1,807,115 for the nine months ended September 30, 1998 and 1997, respectively.

NOTE 7: CAPITAL REQUIREMENTS

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2% of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4% of such aggregate debit items. Business may not be expanded if net capital is less than 5% of such aggregate debit items. As of September 30, 1998, PWI's net capital of $1,369,801 was 16.7% of aggregate debit items and its net capital in excess of the minimum required was $1,197,842.

NOTE 8: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Held or Issued for Trading Purposes
Set forth below are the gross contract or notional amounts of the Company's outstanding off-balance-sheet derivative and other financial instruments held or issued for trading purposes. These amounts are not reflected in the Condensed Consolidated Statements of Financial Condition and are indicative only of the volume of activity at September 30, 1998 and December 31, 1997. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions. The amounts are netted by counterparty only when the criteria of FASB Interpretation No. 39 are met.

                                                               Notional or Contract Amount
                                                    September 30, 1998                December 31, 1997
                                                 Purchases          Sales           Purchases         Sales
                                                 ---------          -----           ---------         -----
Mortgage-backed forward contracts
   and options written and purchased            $35,721,181      $39,684,893      $20,269,175      $22,948,068

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                           2,939,508        2,934,851        1,517,584        1,317,162

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                     165,226          272,892          139,800          517,327

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                           5,182,289        8,195,999        3,580,697        7,906,777

Interest rate swaps and caps                      1,116,629          301,524          143,961          140,292



Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of September 30, 1998 and December 31, 1997.

                                                     Fair Value at                Fair Value at
                                                   September 30, 1998           December 31, 1997
                                                 Assets      Liabilities     Assets       Liabilities
                                                 ------      -----------     ------       -----------
Mortgage-backed forward contracts and
  options written and purchased                 $375,268      $375,095      $ 88,428      $ 84,400

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                           71,533        70,864        25,749        24,773

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                   18,882        46,455        30,561        39,276

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                           40,908       108,846        13,080        26,588

Interest rate swaps and caps                       3,208        14,715        24,579         3,160

Set forth below are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended September 30, 1998 and the twelve months ended December 31, 1997. The average fair value is based on the average of the month-end balances during the periods indicated.

                                                    Average Fair Value        Average Fair Value
                                                   Three Months Ended         Twelve Months Ended
                                                   September 30, 1998         December 31, 1997
                                                 Assets      Liabilities     Assets      Liabilities
                                                 ------      -----------     ------      -----------

Mortgage-backed forward contracts and
  options written and purchased                 $204,419      $202,980      $112,763      $111,655

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                           59,211        58,321        30,875        32,808

Equity securities contracts including
  futures, forwards, and options written
  and purchased                                   21,884        46,232        49,112        33,604

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                           21,287        70,543        16,251        76,814

Interest rate swaps and  caps                     11,427        30,617         5,499         5,195



The Company also enters into agreements to sell securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Condensed Consolidated Statements of Financial Condition.

The off-balance-sheet derivative trading transactions are generally short-term. At September 30, 1998 approximately 98% of the off-balance-sheet trading-related derivative and other financial instruments had remaining maturities of less than one year.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Condensed Consolidated Statements of Financial Condition and amounted to $509,799 and $182,397 at September 30, 1998 and December 31, 1997,
respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The following table summarizes the Company's principal transactions revenues by business activity for the three months and nine months ended September 30, 1998 and 1997. Principal transactions revenues include realized and unrealized gains and losses on trading positions, including hedges. In assessing the profitability of its trading activities, the Company views net interest and principal transactions revenues in the aggregate.

                                                                            Principal Transactions Revenues
                                                                     Three Months                Nine Months
                                                                   Ended September 30,        Ended September 30,
                                                                   1998          1997          1998          1997
                                                                 --------      --------      --------      --------
Taxable fixed income (includes futures, forwards,
   options contracts and other securities)                       $ 66,180      $146,444      $340,298      $398,210
Equities (includes futures, forwards and options contracts)        45,238       110,521       224,328       302,217
Municipals                                                         37,035        32,311       104,936       100,610
                                                                 --------      --------      --------      --------
                                                                 $148,453      $289,276      $669,562      $801,037
                                                                 ========      ========      ========      ========

Held or Issued for Purposes Other Than Trading
The Company enters into interest rate swap agreements to manage the interest rate characteristics of its assets and liabilities. As of September 30, 1998 and December 31, 1997, the Company had outstanding interest rate swap agreements with commercial banks with notional amounts of $2,955,985 and $2,658,485, respectively. These agreements effectively converted substantially all of the Company's fixed rate debt at September 30, 1998 into floating rate debt. The interest rate swap agreements entered into have had the effect of reducing net interest expense on the Company's fixed rate debt by $10,620 and $8,709 for the nine months ended September 30, 1998 and 1997, respectively. The Company had no deferred gains or losses related to terminated swap agreements at September 30, 1998 and December 31, 1997. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements are large financial institutions, and the Company has not experienced defaults in the past, and management does not anticipate any counterparty defaults in the foreseeable future. See Note 3 for further discussion of interest rate swap agreements used for hedging purposes.


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

Receivables and payables with brokers and dealers, agreements to resell and repurchase securities, and securities borrowed and loaned are generally collateralized by cash, government and government-agency securities, or letters of credit. The market value of the initial collateral received is, at a minimum, equal to the contract value. Additional collateral is requested when considered necessary. The Company may pledge clients' margined securities as collateral in support of securities loaned and bank loans, as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At September 30, 1998, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Client trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at September 30,1998 were settled without material adverse effect on the Company's consolidated financial statements, taken as a whole.

Concentrations of Credit Risk
Concentrations of credit risk that arise from financial instruments (whether on- or off-balance-sheet) exist for groups of counterparties when they have similar economic characteristics that would cause their ability to meet obligations to be similarly affected by economic, industry or geographic factors. As a major securities firm, the Company engages in underwriting and other financing activities with a broad range of customers, including other financial institutions, municipalities, governments, financing companies, and commercial real estate investors and operators. These activities could result in concentrations of credit risk with a particular counterparty, or with groups of counterparties operating in a particular geographic area or engaged in business in a particular industry. The Company seeks to control its credit risk and the potential for risk concentration through a variety of reporting and control procedures described above.

The Company's most significant industry concentration, which arises within its normal course of business activities, is financial institutions including banks, brokers and dealers, investment funds and insurance companies.

NOTE 10: COMMITMENTS AND CONTINGENCIES

At September 30, 1998 and December 31, 1997, the Company was contingently liable under unsecured letters of credit totaling $241,695 and $186,279, respectively, which approximates fair value. At September 30, 1998, certain of the Company's subsidiaries were contingently liable as issuer of $45,073 of notes payable to managing general partners of various limited partnerships pursuant to certain partnership agreements. In addition, as part of the 1995 limited partnership settlements, the Company has agreed, under certain circumstances, to provide to class members additional consideration including assignment of any and all fees the Company is entitled to receive from certain partnerships. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole.

In February 1996, two limited partnerships, in which a subsidiary of the Company serves as the general partner and certain key employees are the limited partners, entered into two unsecured credit facilities with a commercial bank under which the bank agreed to make unsecured loans to the limited partnerships of up to $77,525 through February 2000. The Company entered into an agreement with the bank to purchase the loans under certain specific circumstances. At September 30, 1998, $30,046 had been loaned to the limited partnerships.

In meeting the financing needs of certain of its clients, the Company may also issue standby letters of credit which are collateralized by marginable securities. At September 30, 1998, the Company had outstanding $67,056 of such standby letters of credit. At September 30, 1998 and December 31, 1997, securities with fair value of $124,577 and $48,378, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

In the normal course of business, the Company enters into when-issued transactions, underwriting and other commitments. Also, clients may be extended lines of credit collateralized by mortgages and other real estate interests; the unused portion of such lines of credit amounted to $366,708 at September 30, 1998. These commercial real estate commitments are generally entered into at variable rates of interest based on LIBOR. Settlement of these transactions at September 30, 1998 would not have had a material impact on the Company's consolidated financial statements, taken as a whole.

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

NOTE 11: INCOME TAXES
The reconciliation of income taxes, computed at the statutory federal rates, to the provision for income taxes recorded was as follows:

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     1998        1997        1998        1997
                                     ----        ----        ----        ----
Tax at statutory federal rates       35.0%       35.0%       35.0%       35.0%
State and local income taxes,
   net of federal tax benefit         2.2         3.5         2.1         3.8
Foreign rate differential             0.9         0.1         0.1         0.2
Nontaxable dividends & interest      (1.5)       (1.5)       (0.9)       (1.1)
Minority interest                    (2.1)       (1.6)       (1.5)       (1.5)
Other, net                           (0.1)       (2.1)        0.1        (2.2)
                                     ----        ----        ----        ----
                                     34.4%       33.4%       34.9%       34.2%
                                     ====        ====        ====        ====


Income taxes paid were $185,992 and $221,625 for the nine months ended September 30, 1998 and 1997, respectively.

NOTE 12: EARNINGS PER COMMON SHARE

The Company adopted SFAS No. 128, "Earnings Per Share," during the quarter ended December 31, 1997. Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects all potentially dilutive securities. The 1997 earnings per common share amounts have been restated to conform to the SFAS No. 128 requirements.

Set forth on the following page is the reconciliation of net income applicable to common shares and weighted-average common and common equivalent shares of the basic and diluted earnings per common share computations:

                                                              Three Months Ended                     Nine Months Ended
                                                               September 30,                         September 30,
                                                         1998                1997                 1998               1997
                                                     -------------       -------------       -------------       -------------
NUMERATOR:

Net income                                           $      82,892       $     112,782       $     333,128       $     306,741
Preferred stock dividends                                   (5,912)             (7,378)            (17,735)            (22,135)
                                                     -------------       -------------       -------------       -------------
Net income applicable to common shares
   for basic earnings per share                             76,980             105,404             315,393             284,606

Effect of dilutive securities:
   Preferred stock dividends                                  --                 1,500                --                 4,500
   Interest savings on convertible debentures                   69                 235                 278                 812
                                                     -------------       -------------       -------------       -------------

                                                                69               1,735                 278               5,312
                                                     -------------       -------------       -------------       -------------
Net income applicable to common shares
   for diluted earnings per share                    $      77,049       $     107,139       $     315,671       $     289,918
                                                     =============       =============       =============       =============

DENOMINATOR:

Weighted-average common shares for basic
   earnings per share                                  141,322,783         134,301,924         140,153,619         136,423,151

Weighted-average effect of dilutive securities:
   Employee stock options and awards                     9,180,978           7,846,111           9,212,369           7,346,952
   Convertible debentures                                  852,929           1,676,352           1,172,376           2,139,220
   6% Convertible Preferred Stock                             --             8,273,600                --             8,273,600
                                                     -------------       -------------       -------------       -------------
Dilutive potential common shares                        10,033,907          17,796,063          10,384,745          17,759,772
                                                     -------------       -------------       -------------       -------------
Weighted-average common and common equivalent
   shares for diluted earnings per share               151,356,690         152,097,987         150,538,364         154,182,923
                                                     =============       =============       =============       =============

EARNINGS PER SHARE:

Basic                                                $        0.54       $        0.78       $        2.25       $        2.09
                                                     =============       =============       =============       =============
Diluted                                              $        0.51       $        0.70       $        2.10       $        1.88
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

Certain statements included in this discussion and in other parts of this report include "forward-looking statements" that involve known and unknown risks and uncertainties including (without limitation) those mentioned above, the impact of current, pending and future legislation and regulation and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company disclaims any obligation or undertaking to update publicly or revise any "forward-looking statements".

Market and economic conditions were volatile in the third quarter of 1998, after a relatively subdued second quarter. In the third quarter of 1998, the U.S. economy accelerated with Real Gross Domestic Product growth rising from 1.8% in the second quarter of 1998 to 3.3% in the third quarter. Inflation, as measured by the Consumer Price Index, remained moderate increasing at an annual rate of 1.8% from the second quarter to the third quarter of 1998. At the end of the quarter the Federal Reserve Board lowered the targeted overnight lending rate by 25 basis points, impacting already volatile financial markets. The yield on 90-day Treasury bills dropped from 5.10% to 4.37% during the quarter driven by an international "flight to quality" engendered by the severe financial problems in Russia and Asia and the prospect of further action on the part of the Federal Reserve Board. The yield on the 30-year Treasury bond fell from 5.62% to 4.96% during the quarter. Investor concerns regarding the impact of financial and economic turmoil abroad drove the equity markets downward during the quarter. The Dow Jones Industrial Average declined 12.4%, the NASDAQ Composite Index fell 10.6% and the S&P 500 stock index fell 10.3%. Stock market volume was record breaking in the third quarter of 1998 with the New York Stock Exchange average daily volume rising 16.6% to 719.1 million shares and the NASDAQ average daily volume increasing 1.9% to 769.2 million shares.

The unfavorable equity market conditions during the third quarter of 1998 largely offset strong gains for various indices posted in the first half of the year. The Dow Jones Industrial Average declined 0.8% for the first nine months of 1998 as compared to the 23.2% gain for the first nine months of 1997. The NASDAQ Composite Index advanced 7.9% for the first nine months of 1998, down from the 30.6% increase in the first nine months of 1997. The S&P 500 stock index appreciated 4.8% in the first nine months of 1998, as compared to an increase of 27.8% for the first nine months of 1997. Average daily volume on the New York Stock Exchange was 651.8 million shares for the first nine months of 1998, versus 514.4 million shares for the prior year period. The NASDAQ average daily volume increased from 626.1 million shares for the first nine months of 1997 to 755.6 million shares for the first nine months of 1998. In contrast to the equity market, substantial advances in Treasury bond prices during the third quarter of 1998 augmented gains for the first half of the year. The yield on the 30-year Treasury bond fell 95 basis points during the first nine months of 1998 compared to the 24 basis point decline in the prior year period.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1998 compared to Quarter Ended September 30, 1997

The Company's net income for the quarter ended September 30, 1998 was $82.9 million, or $0.54 per basic share ($0.51 per diluted share) compared to net income of $112.8 million, or $0.78 per basic share ($0.70 per diluted share) earned during the third quarter of 1997. During the third quarter of 1998, revenues, net of interest expense, were $1,031.5 million, 4.7% lower than the third quarter of 1997.

Commission revenues earned during the third quarter of 1998 were a record $410.8 million, 6.1% higher than the $387.2 million earned during the prior year quarter. Commissions on the sale of listed securities and commodities increased $28.2 million or 13.0%, mutual fund and insurance commissions increased $2.9 million or 2.7%, and commissions from over-the-counter securities and options decreased $7.5 million or 11.8%.

Principal transactions revenues decreased $140.8 million, or 48.7%, reflecting lower trading results in taxable fixed income and equities securities as a result of the market and economic conditions described above.

Asset management fees increased 30.3% to a record $184.7 million, due to higher revenues earned on managed or wrap accounts and trust accounts. Average assets in wrap and trust accounts during the third quarter of 1998 were approximately 30.7% higher than during the third quarter of 1997. The increase also reflects higher advisory fees earned on money market accounts and mutual funds. The average assets under management in money market, institutional and

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

long-term mutual funds were approximately $54.1 billion during the third quarter of 1998 and approximately $47.9 billion during the third quarter of 1997.

Investment banking revenues were $119.6 million, 6.8% lower than the $128.4 million earned during the third quarter of 1997. The current year quarter reflects decreases in underwriting fees, management fees and selling concessions on decreased volume of lead-managed and co-managed corporate issues.

Net interest increased $28.4 million, or 27.6% to a record $131.5 million primarily due to increased margin lending to customers and an increased level of fixed income positions offset by higher interest expense on increased borrowings.

Compensation and benefits for the quarter ended September 30, 1998 were $616.9 million as compared to $640.1 million during the prior year quarter. The Company's operating results for the third quarter of 1998 versus the prior year period, resulted in lower performance-based compensation. Compensation and benefits as a percent of net revenues were 59.8% during the third quarter 1998 and 59.2% for the third quarter 1997.

All other operating expenses were $276.0 million, as compared to $260.3 million for the prior year quarter. Principal drivers of the increase in non-compensation costs were higher technology costs associated with preparations for the millenium and other technology initiatives, higher brokerage, clearing and exchange fees associated with increased levels of business and higher advertising expenditures. The ratio of other operating expenses as a percentage of net revenues increased to 26.8% for the quarter ended September 30, 1998 compared to 24.1% for the prior year quarter.

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997

The Company's net income for the nine months ended September 30, 1998 was a record $333.1 million, or $2.25 per basic share ($2.10 per diluted share) compared to net income of $306.7 million, or $2.09 per basic share ($1.88 per diluted share) earned during the first nine months of 1997. During the first nine months of 1998, revenues, net of interest expense, were a record $3,308.6 million, 8.7% higher than the first nine months of 1997.

Commission revenues earned during the first nine months of 1998 were a record $1,221.1 million, 10.6% higher than the $1,104.5 million earned during the prior year period. Commissions on the sale of listed securities and options increased $81.8 million or 12.5%, mutual fund and insurance commissions increased $25.4 million or 8.3%, and commissions from over-the-counter securities and other commissions increased $9.3 million or 6.5%.

Principal transactions revenues decreased $131.5 million, or 16.4%, reflecting lower trading results in taxable fixed income and equities securities offset by increased results in municipal securities.

Asset management fees increased 35.5% to a record $525.6 million, due to higher revenues earned on managed or wrap accounts and trust accounts. Average assets in wrap and trust accounts during the first nine months of 1998 were approximately 41.2% higher than during the first nine months of 1997. The increase also reflects higher advisory fees earned on money market accounts and mutual funds. The average assets under management in money market, institutional and long-term mutual funds were approximately $52.9 billion during the first nine months of 1998 and approximately $46.6 billion during the first nine months of 1997.

Investment banking revenues were a record $421.3 million for the first nine months of 1998, 25.0% higher than the $337.1 million earned during the prior year period. The current year period reflects increases in merger and acquisition fees, underwriting fees, management fees and selling concessions on increased volume of lead-managed and co-managed corporate and municipal issues and an increase in private placement and other fees.

Net interest increased $58.9 million, or 19.2% to a record $366.3 million primarily due to increased margin lending to customers and an increased level of fixed income positions offset by higher interest expense on increased borrowings.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Compensation and benefits for the nine months ended September 30, 1998 were $1,949.6 million as compared to $1,788.4 million during the prior year period. The number of employees increased by 987, or 6.0%, from September 30, 1997 to September 30, 1998, principally due to an expansion in Private Client Group investment executives and technology personnel working on the millenium and other technology initiatives. In addition, the Company's improved operating results for the nine months ended 1998 versus the prior year period, resulted in higher production-based compensation to Private Client Group investment executives, and higher performance-based compensation. Compensation and benefits as a percent of net revenues were 58.9% during the first nine months of 1998 and 58.8% for the first nine months of 1997.

All other operating expenses were $810.2 million, as compared to $756.6 million for the prior year period. Principal drivers of the increase in non-compensation costs were higher technology costs associated with preparations for the millenium and other technology initiatives, higher brokerage, clearing and exchange fees associated with increased levels of business and higher advertising expenditures. The ratio of other operating expenses as a percentage of net revenues declined to 24.5% for the nine months ended September 30, 1998 compared to 24.9% for the prior year period.

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

The Company's total assets at September 30, 1998 were $62.9 billion compared to $57.1 billion at December 31, 1997, primarily attributable to an increase in trading assets, including $1.8 billion related to securities received as collateral under the SFAS No. 125 guidance, and receivables from clients. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and long-term borrowings.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has a $1.2 billion unsecured revolving credit agreement which expires in December 1998, with provisions for renewal through December 2001. This credit agreement is in the process of being renewed. In addition, certain of the Company's subsidiaries have a committed secured revolving credit facility to provide up to an aggregate of $750.0 million. In August 1998, the Company renewed this facility through August 1999, with provisions for renewal through August 2000. The secured borrowings under this facility can be collateralized using a variety of securities. The facilities are available for general corporate purposes. At September 30, 1998, there were no outstanding borrowings under these credit facilities. Additionally, the Company had approximately $5.4 billion in uncommitted lines of credit at September 30, 1998.

The Company maintains public shelf registration statements for the issuance of debt securities with the SEC. On September 23, 1998, the Company filed a shelf registration statement with the SEC providing for the issuance of an additional $3.0 billion of debt securities. During the third quarter of 1998, the Company issued $25.0 million of debt under these registration statements. At September 30, 1998, the Company had approximately $3,353.1 million in debt securities available for issuance.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company also maintains a shelf registration statement with the SEC for the issuance of preferred trust securities of PWG Capital Trusts III and IV, business trusts formed under the Delaware law which are wholly owned subsidiaries of the Company, and debt securities of the Company. At September 30, 1998, $106.2 million in Preferred Trust Securities and debt securities of the Company were available for issuance under this registration statement.

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy which provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base. The Company's total capital base, which includes long-term borrowings, preferred securities and stockholders' equity, grew to $6.6 billion at September 30, 1998, an increase of $732.9 million from December 31, 1997. The growth in total capital is primarily due to the net increase in long-term borrowings of $398.7 million and an increase in stockholders' equity of $333.4 million.

The net increase in long-term borrowings primarily reflects the net issuance of medium-term notes of $349.2 million and the issuance of $250.0 million 6.55% senior notes due 2008, offset by the maturity of $200.0 million 6-1/4% senior notes. The increase in stockholders' equity is primarily the result of net income for the nine months ended September 30, 1998 of $333.1 million and the issuance of approximately 4,373,000 shares of common stock related to employee compensation programs. Issuances and tax credits related to these programs had the effect of increasing equity capital by $122.0 million. These increases were offset by the repurchase of approximately 2,128,000 shares of common stock for $67.4 million, principally during the first quarter, and dividends accrued of $63.3 million. At September 30, 1998, the remaining number of shares authorized to be repurchased, in the open market or otherwise, under the Company's common stock repurchase program was approximately 11.0 million. On November 5, 1998, the Company's Board of Directors authorized for repurchase an additional 15.0 million shares of its common stock increasing the total number of shares authorized for repurchase to approximately 26.0 million.

On May 7, 1998, the shareholders of the Company approved an amendment to the Company's charter which increased the number of PWG common shares authorized for issuance from 200,000,000 to 400,000,000 shares. On November 5, 1998, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.11 per share payable on January 6, 1999 to stockholders of record on December 4, 1998.

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

At September 30, 1998, the Company had investments in merchant banking transactions which were affected by liquidity, reorganization or restructuring issues amounting to $19.7 million, net of reserves, compared to $31.9 million, net of reserves, at December 31, 1997. These investments have not had a material effect on the Company's results of operations.

The Company's activities also include underwriting and market-making transactions in high-yield corporate debt and non-investment-grade mortgage-backed securities, and emerging market securities (collectively, "high-yield securities"). These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness or lower credit ratings and are, therefore, more vulnerable to general economic conditions. At September 30, 1998, the Company held $345.9 million of high-yield securities, with approximately 27% of such securities attributable to three issuers. The Company continually monitors its risk positions associated with high-yield securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in revenues. These high-yield securities have not had a material effect on the Company's results of operations.

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

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the Condensed Consolidated Statement of Financial Condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $99.5 billion and $61.1 billion at September 30, 1998 and December 31, 1997, respectively. These amounts included $74.5 billion and $42.3 billion, respectively, related to "to be announced" mortgage-backed securities requiring forward settlement. Also included in these amounts were $3.0 billion and $2.7 billion notional amounts of interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt at September 30, 1998 and December 31, 1997, respectively. For further discussion on the Company's derivative financial instruments, see Note 8 in the Notes to Condensed Consolidated Financial Statements.

The Company records any unrealized gains and losses on its derivative contracts used in a trading capacity by marking-to-market the contracts on a daily basis. The unrealized gain or loss is recorded on the Condensed Consolidated Statements of Financial Condition with the related profit or loss reflected in "Principal transactions" revenues. The Company accrues interest income and expense on interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt. The interest rate swap agreements had the effect of reducing net interest expense on the Company's fixed rate debt by $10.6 million and $8.7 million for the nine months ended September 30, 1998 and 1997, respectively. The Company had no deferred gains or losses recorded at September 30, 1998 and December 31, 1997 related to terminated swap agreements.

The fair value of an exchange-traded derivative financial instrument is determined by quoted market prices, while over-the-counter derivatives are valued based upon pricing models which consider time value and volatility, as well as other economic factors. The fair values of the Company's derivative financial instruments held for trading purposes at September 30, 1998 were $509.8 million and $616.0 million for assets and liabilities, respectively, and are reflected on the Condensed Consolidated Statements of Financial Condition. The fair values of these instruments at December 31, 1997 were $182.4 million and $178.2 million for assets and liabilities, respectively.

The Company's exposure to market risk relates to changes in interest rates, equity prices, foreign currency exchange rates or the market values of the assets underlying the financial instruments. The Company's exposure to credit risk at any point is represented by the fair value or replacement cost on contracts in which the Company has recorded an unrealized gain. At September 30, 1998 and December 31, 1997, the fair values amounted to $509.8 million and $182.4 million, respectively. The risks inherent in derivative financial instruments are managed consistent with the Company's overall risk management policies. (See Risk Management section below)

RISK MANAGEMENT

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

The following is a discussion of the Company's primary market risk exposures at September 30, 1998 and December 31, 1997 and how those exposures are managed:

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The sensitivity calculation employed to analyze interest rate risk on fixed income financial instruments was based on a proprietary methodology which converted substantially all the Company's interest rate sensitive financial instruments at September 30, 1998 and December 31, 1997, into a uniform benchmark (a ten year U.S. Treasury note equivalent), and evaluated the impact assuming a 13 basis point and a 10 basis point change to the ten-year U.S. Treasury note at September 30, 1998 and December 31, 1997, respectively. The hypothetical basis point change was derived from a proprietary model which, uses a one-day interval and a 95% confidence level, and was based on historical data over a one-year period. This analysis does not consider other factors that may influence these results, such as credit spread risk, prepayment risk on mortgage-backed securities or changes in the shape of the yield curve. The sensitivity calculation employed to analyze equity price risk on its equity financial instruments at September 30, 1998 and December 31, 1997, was based on a 2% move in the Dow Jones Industrial Average at September 30, 1998 and December 31, 1997, respectively, using a one-day interval and a 95% confidence level, and was based on historical data over a one-year period. Based upon the aforementioned methodologies, the Company's potential daily loss in future earnings at September 30, 1998 was approximately $8.0 million and $0.2 million for interest rate risk and equity price risk, respectively, and the Company's potential daily loss in future earnings at December 31, 1997 was approximately $4 million and $0.5 million for interest rate risk and equity price risk, respectively.

YEAR 2000

The Company uses a wide variety of computer programs and devices, some of which use only the last two digits of each year to represent the calendar year portion of dates. As a result, calculations performed with these abbreviated date fields may misinterpret the year 2000 as 1900, resulting in erroneous calculations or program failures that could cause significant disruptions in the Company's operations.

The Company is now executing a comprehensive plan in an attempt to achieve Year 2000 compliance. The plan consists of tens of thousands of component tasks organized into five phases: Awareness, Inventory / Assessment, Remediation, Testing and Implementation.

The Company has completed the Awareness and Inventory / Assessment phases, covering both information technology (IT) hardware and software and other non-IT assets. The Inventory/Assessment phase involved more than 3,800 types of assets grouped into the following eight broad classes: Business Relationships, Systems (Software), External Interfaces, Hardware (including mainframe, distributed and desktop hardware), Market Data Services, Office Equipment, Facilities and Telecommunications.

The Remediation phase of the Company's plan specifies a remediation strategy for each asset type and assigns remediation tasks to either third party resources, Company personnel or in some cases, original manufacturers. Certain assets may be replaced or retired. Remediation of the Company's application software is complete and remediation of Hardware, Office Equipment and Facilities assets, including desktop computers and servers, is scheduled for completion in the second quarter of 1999.

The remaining asset categories - Business Relationships, External Interfaces, Market Data Services and Telecommunications are part of an extensive network of business partners and external providers of products and services that include the major securities exchanges, self-regulatory organizations, industry clearing and depository institutions, other broker-dealers, commercial banks with which the Company has multiple-user business relationships, and hardware and software technology providers. The Company has inquired whether they have made the necessary efforts to meet their own Year 2000 objectives. For crucial relationships, the Company's procedures may include joint testing of systems and site visits.

The Testing phase of the plan is in progress. Substantially all Company developed software has been returned to production in preparation for integrated, system-wide internal testing scheduled to be completed in the first quarter of 1999. Testing of external interfaces will continue through 1999, and will include securities industry-wide testing scheduled for March 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nearly every aspect of the Company's business depends on the accurate processing of date-related information. As a result, failure by the Company or one or more of its third-party relationships to successfully remediate systems for Year 2000 issues poses the risk of material disruption to operations and material financial loss. A failure on the part of the Company to identify and implement solutions to all Year 2000 issues could result in systems failures or outages, inaccuracies in processing trades or other transactions affecting customer or proprietary accounts, an inability to reconcile to and settle with counterparties and other business disruptions. In addition, third parties with whom the Company has a relationship could fail in some element of their Year 2000 efforts. The Company's operations are highly dependent on the services of the securities exchanges, depositories, certain banking relationships, electric utilities and telecommunications networks and a failure by one of these institutions could disrupt the operations of the Company as well as the securities industry as a whole. The scope of Company's relationship with individual customers, broker-dealer counterparties and vendors varies widely as does the resulting risk should any one of them fail to achieve Year 2000 compliance. The Company has on going communications with important third party relationships regarding third party Year 2000 risks. The success of such third parties achieving Year 2000 compliance can not be adequately gauged at this time.

The Company is in the process of developing contingency plans to be executed should a Year 2000 failure affect the Company's own operations or those of a significant third party. The contingency planning effort is scheduled to be completed by the end of the second quarter of 1999. There can be no assurance that alternative arrangements will be identified for all material risks or contingencies, or that these contingency plans will be effective.

The Company estimates the incremental cost of achieving Year 2000 compliance to be approximately $65 million of which approximately $42 million has been incurred through September 30, 1998. Costs relating to the Year 2000 conversion are expensed as incurred. The estimated cost to resolve the Year 2000 issue and the timing of achieving compliance are management's best estimates based on current assessments of the scope of efforts required, the availability and cost of trained personnel and of third party resources. Factors that could cause actual results to differ materially from management estimates of future costs and timing of remediation include, but are not limited to, the successful identification of Company system-wide two-digit year codes, the adequacy of labor rate and consulting fee estimates, the success of suppliers and counterparties in achieving Year 2000 compliance or delivering compliant products to the Company, as well as the success of securities exchanges, self-regulatory organizations, industry clearing and depository institutions, other broker-dealers, and commercial banks. There can be no guarantee that future results will not differ materially from the plan, resulting in changes to actual costs incurred and the timing of compliance.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions in which compensatory damages of $226 million or more appear to be sought, and in which there have been material developments during the quarter, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $226 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $226 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, and intends to defend actively each such case. The following development has occurred in the case below, which was previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Quarterly Reports on Form 10-Q for the periods ended June 30, and March 31, 1998.

GENERAL DEVELOPMENT CORPORATION SECURITIES LITIGATION

On August 31, 1998, The Third Circuit Court of Appeals affirmed the dismissal order.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are filed herewith:

      Exhibit 12.1  -   Computation of Ratio of Earnings to Combined Fixed
                        Charges and Preferred Stock Dividends

      Exhibit 12.2  -   Computation of Ratio of Earnings to Fixed Charges

      Exhibit 27     -  Financial Data Schedule

  (b) Reports on Form 8-K:

    PWG filed a Current Report on Form 8-K dated October 13, 1998 with the Securities and Exchange Commission reporting under "Item 5 - Other Events" and "Item 7 - Exhibit" relating to the Company's press release which, among other things, reported financial results for the three months and nine months periods ended September 30, 1998.

                                EXHIBIT INDEX
                                -------------



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



                                             Paine Webber Group Inc.
                                                  (Registrant)








Date:  November 11, 1998                     By: /s/ Regina Dolan
      ------------------                     ------------------------------
                                             Regina A. Dolan
                                             Director, Senior Vice President
                                             and Chief Financial Officer