Form 10-K405
period 1998-12-31
PAINE WEBBER GROUP INC
filed 1999-03-31
CIK 75754

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.
                   For the fiscal year ended December 31, 1998

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                           --------------------------------

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3.9 billion as of March 12, 1999. (See Item 12.)

      On March 12, 1999, the Registrant had outstanding 145,788,445 shares of common stock of $1 par value, which is Registrant's only class of common stock.

                      Documents Incorporated by Reference:

      Parts I, II and IV incorporate information by reference from the Registrant's 1998 Annual Report to Stockholders. Part I and Part III incorporate information by reference from the Registrant's definitive proxy statement for the annual meeting to be held on May 6, 1999.

================================================================================

PART I

Item 1. Business

Paine Webber Group Inc. ("PWG") is a holding Company which, together with its operating subsidiaries (collectively, the "Company"), forms one of the largest full-service securities and commodities firms in the United States*. Founded in 1879, the Company employs approximately 17,800 people in 303 offices worldwide. In addition to the detailed information set forth below, incorporated herein by reference is the general business description information on the Company, under the caption "Management's Discussion and Analysis" on page 25 in the 1998 Annual Report to Stockholders.

The Company offers a wide variety of products and services, consisting of those of a full service broker-dealer to primarily a domestic market, through its two operating segments: Individual and Institutional. The Individual segment offers brokerage services and products, asset management and other investment advisory and portfolio management products and services, and execution and clearing services for transactions originated by individual investors. The Institutional segment principally includes capital market products and services such as securities dealer activities and investment banking. Certain business activities described below may comprise both the Individual and Institutional segments. Financial information for the years ended December 31, 1998, 1997 and 1996, including the amount of total revenue contributed by class of similar products or services contributing 10% or more of consolidated revenue, and information on segment and geographic data, is set forth in the Consolidated Financial Statements and the Notes thereto, and the "Five Year Financial Summary," on pages 55, 58 and 59 in the 1998 Annual Report to Stockholders incorporated herein by reference.

Brokerage Transactions

A portion of the Company's revenues are generated from commissions or fees earned as a broker, principally on behalf of individual clients, in the purchase and sale of equity securities (listed and over-the-counter securities), mutual funds, insurance products, options, fixed income instruments, commodities and financial futures. The Company also earns commissions or fees for services provided in the areas of employee benefits, managed accounts and personal trusts.

Securities transactions The Company holds memberships in the major securities exchanges in the United States in order to provide services to its brokerage clients in the purchase and sale of listed securities. The largest portion of the Company's commission revenue (60%) is derived from brokerage transactions for clients in listed securities and options. The Company has established commission rates for brokerage transactions which vary with the size and complexity of the transaction and with the activity level of the client's account. The Company may also act as broker for investors in the purchase and sale of over-the-counter securities and fixed income instruments including U.S. government and municipal securities.

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

--------------------------------------------------------------------------------
* Certain items herein, including (without limitation) certain matters discussed under "Legal Proceedings" in Part I, Item 3 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") incorporated by reference in Part II, Item 7 of this report, and "Quantitative and Qualitative Disclosures about Market Risk" incorporated by reference in Part II, Item 7a of this report are forward-looking statements. The matters referred to in such forward-looking statements could be affected by many factors, including (without limitation) economic and market conditions, the level and volatility of interest rates, currency and security valuations, competitive conditions, counterparty risk, transactional volume, market liquidity, technological changes, the impact of current, pending and future legislation and regulation and other risks and uncertainties detailed in the MD&A. The Company disclaims any obligation or undertaking to update publicly or revise any forward-looking statements.

Managed accounts The Company acts in a consulting capacity to both individuals and institutions in the selection of professional money managers. Services provided in this consulting capacity may include client profiling, asset allocation, manager selection, performance measurement and financial planning. Money managers recommended may be either affiliated with the Company or nonaffiliated managers. Compensation for services is in the form of commissions or established fees. The Company also provides discretionary portfolio management services to individuals and institutions through the efforts of registered representatives trained to offer such services.

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

Employee benefit plans PW Trust Company, a wholly owned subsidiary of PWG, provides trust and investment management services to qualified retirement plans. PW Trust Company acts as trustee, custodian and investment manager of the plans' assets and presently services approximately 950 clients.

Personal trust services The Company offers its clients a full range of domestic and international personal trust services, including self trustee and corporate trustee options. Investment options include managed accounts, mutual funds and annuities. The Company serves its international clients through trust companies located in Guernsey, Channel Islands and the Cayman Islands and serves its domestic clients through third party trustees.

Unit Investment Trusts The Company is sole sponsor for various Unit Investment Trusts ("UITs"), co-sponsors UITs with other firms and distributes UITs sponsored by other dealers. Income is derived from the sales charges paid by investors who purchase units. UITs are fixed portfolios of municipal, corporate and government bonds, or equity securities.

Dealer Transactions

The Company regularly makes a market in over-the-counter ("OTC") securities and as a block positioner, acts as market-maker in certain listed securities, U.S. and foreign government and agency securities, investment-grade and high-yield corporate debt, emerging market securities, and mortgage and asset-backed securities.

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

The Company makes markets, buying and selling as principal, in common stocks, warrants and other securities traded on the NASDAQ National Market or in other OTC markets. The unlisted equity securities in which the Company makes markets are principally those in which there is substantial continuing client interest and include securities which the Company has underwritten.

Fixed Income The Company provides clients access to a variety of fixed income products including: U.S. government and agency securities; mortgage-backed related securities including those issued through Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corp. ("FHLMC"); asset-backed securities; emerging market securities; corporate investment-grade and high-yield securities; collateralized bond obligations ("CBOs") and collateralized loan obligations; and options and futures contracts on certain of these products. To the extent significant price fluctuations occur, the Company's capital can be at risk. This risk is mitigated by hedging inventory positions.

As a "primary dealer" in U.S. government securities, the Company actively participates in the distribution of United States Treasury securities and reports its inventory positions and market transactions to the Federal Reserve Bank on a weekly basis. The Company takes positions in government and government agency securities to facilitate transactions for its clients on a principal basis, or for its own account. Profits or losses are recognized from purchases and sales, and fluctuations in the value of securities in which it maintains positions. Additionally, trading activities include the purchase of securities under agreements to resell at future dates (reverse repurchase agreements) and the sale of the same or similar securities under agreements to repurchase at future dates (repurchase agreements). Profits and losses on the repurchase transactions result from the interest rate differentials.

The Company actively participates in the mortgage-backed securities markets through the purchase or sale of GNMA, FNMA, FHLMC, mortgage pass-through securities, collateralized mortgage obligations ("CMOs"), CBOs, and other mortgage related and asset-backed securities, in order to meet client needs on a principal basis. As a means of financing its trading, the Company enters into repurchase agreements. The Company also structures and underwrites CMOs and CBOs. Additionally, the Company serves as principal and financier in the origination, purchase, sale, securitization and resale of mortgage notes and other real estate related products.

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

The Company underwrites, makes markets in, and facilitates trades for clients in the high-yield securities markets. High-yield securities refer to companies whose debt is rated as non-investment grade. The Company continually monitors its risk positions associated with high-yield debt and establishes limits with respect to overall market exposure and individual issuer.

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

Derivative financial instruments are subject to varying degrees of market and credit risk, although in many cases derivatives serve to reduce, rather than increase the Company's exposure to losses from these risks. The Company has developed a control environment, encompassing both its derivative-based and other businesses, that involves the interaction of a number of risk management and control groups. See "Management's Discussion and Analysis - Risk Management" on page 30 in the 1998 Annual Report to Stockholders for a discussion of these groups and their functions. See also "Notes to Consolidated Financial Statements
- Note 1: Summary of Significant Accounting Policies, Note 4: Long-Term Borrowings, Note 8: Financial Instruments with Off-Balance-Sheet Risk and Note 9: Risk Management", beginning on page 39, page 43, page 45 and page 47, respectively, in the 1998 Annual Report to Stockholders.

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

The Company is an industry leader in the management of tax-exempt bond offerings. Through its Municipal Securities Group, the Company provides financial advice to, and raises capital for, issuers of municipal securities to finance the construction and maintenance of a broad range of public-related facilities, including healthcare, housing, education, public power, water and sewer, airports, highways and other public finance infrastructure needs. The group also provides a secondary market for these securities. Revenues derived from these activities include underwriting and remarketing agent fees, and selling concessions.

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

The Company, through certain subsidiaries, may participate from time to time as an equity investor in partnerships and other entities that invest in fixed income securities, equity securities and other financial instruments, or may provide financing commitments or other extensions of credit associated with merchant banking and other principal investments.

Asset Management

The Asset Management group is comprised of Mitchell Hutchins Asset Management Inc. ("MHAM"), including Mitchell Hutchins Investment Advisory division, Mitchell Hutchins Institutional Investors Inc., Financial Counselors Inc. and NewCrest Advisors Inc. The Asset Management group provides investment advisory and portfolio management services to mutual funds, institutions, pension funds, endowment funds, individuals and trusts. Mutual funds, for which MHAM serves as an investment advisor and administrator, include both taxable and tax-exempt funds and front-load, reverse-load, and level-load funds. At December 31, 1998, total assets under management were $58.5 billion.

In December 1998, the Company announced a joint venture with Yasuda Mutual Life Insurance Company ("Yasuda"), which will develop, sponsor and manage mutual funds in Japan. MHAM will provide its expertise in structuring and administrating the funds, while Yasuda will distribute the products.

Margin Lending

In a margin transaction, the Company extends credit to a client for the purchase of securities, using the securities purchased and/or other securities in the client's account as collateral for amounts loaned. The Company receives income from interest charged on such extensions of credit. Amounts loaned are limited by margin requirements which are subject to the Company's credit review and daily monitoring procedures and are generally more restrictive than the margin regulations of the Federal Reserve Board and other regulatory authorities. The Company may lend, to other brokers or use as collateral, a portion of the margin securities to the extent permitted by applicable margin regulations. The Company also extends credit to clients for purposes other than to purchase or carry securities under the same criteria described above.

The extension of margin credit is an important source of revenue to the Company since the interest rate paid by the client on funds loaned by the Company exceeds the Company's cost of funds. The amount of the Company's gross interest revenues is affected not only by prevailing interest rates, but also by the volume of business conducted on a margin basis. To finance margin loans to clients, the Company utilizes both interest-bearing and non-interest-bearing funds generated from a variety of sources in the course of its operations, including bank loans, free credit balances in client accounts, sale of securities under agreements to repurchase, the lending of securities and sales of securities not yet purchased. No interest is paid on clients' free credit balances.

By permitting a client to purchase on margin, the Company takes the risk that market declines could reduce the value of the collateral below the principal amount loaned, plus accrued interest, before the collateral could be sold.

Securities Lending and Prime Brokerage

In connection with both its trading and brokerage transactions, the Company borrows and lends securities to and from brokers and dealers, banks, and other counterparties, principally to cover short sales and to complete transactions where the customer has not delivered securities by the settlement date. The borrower of securities is generally required to deposit cash or another form of qualifying collateral with the lender. The borrower pays a fee to the lender or receives only a portion of the interest earned on the cash deposit, pursuant to an agreement between the parties specifying the terms of the transaction. The Company also provides prime brokerage services to its clients.

International

Portions of the Company's core business activities are conducted through PaineWebber International Inc. and its subsidiaries (collectively, the "foreign subsidiaries") which also function as introducing broker-dealers to PWI for U.S. market products and are members of certain international exchanges. The foreign subsidiaries are active in the sales, trading and underwriting of U.S. dollar denominated and non-U.S. dollar denominated Eurobonds. In addition, certain of the foreign subsidiaries provide prime brokerage services to their clients and are active in the securities lending business.

Research

Research provides investment advice and strategies to institutional and individual clients, and other business areas of the Company. The Equity Research analysts, strategists, and economists cover approximately 800 companies in 50 industries and also generate broader investment and economic analyses. The Company's

Fixed Income and Municipal Securities groups also maintain dedicated research teams that cover their respective businesses.

Other Activities

Correspondent Services Corporation ("CSC"), a registered broker-dealer, provides execution and clearing services through PWI to correspondent broker-dealers to support transactions for their individual customers. CSC provides execution and clearing services to approximately 130 broker-dealers on a fully disclosed and omnibus basis. CSC also provides margin loans to the clients of its correspondent brokers.

PaineWebber Life Insurance Company ("PW Life") issues variable annuities which are sold by PWI as agent. PW Life also assumes reinsurance of variable annuities issued by other insurance companies.

During 1998, the Company discontinued the operations of PaineWebber Specialists Inc., which operated specialist trading functions on the Pacific, Boston and Cincinnati stock exchanges.

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

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, recordkeeping, and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm.

As a registered broker-dealer and member firm of the NYSE, PWI is subject to the Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which also has been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the financial soundness and liquidity of broker-dealers. The Net Capital Rule, as defined, prohibits registered broker-dealers from making substantial distributions of capital by means of dividends or similar payments, or unsecured advances and loans to certain related persons, including stockholders, without giving at least two business days prior or post notification to the SEC. Pre-notification requirement applies to any proposed withdrawal of capital if the aggregate of such withdrawals, on a net basis, within any 30 calendar day period would exceed 30% of the broker-dealer's excess net capital, as defined. Post-notification requirement applies if the aggregate of such withdrawals, on a net basis, would exceed 20% of the broker-dealer's excess net capital, as defined. The rule permits the SEC, by order to restrict, for up to 20 business days, withdrawing of equity capital or making unsecured advances or loans to related persons under certain limited circumstances. Finally, broker-dealers are prohibited from making any withdrawal of capital that would cause the broker-dealer's net capital to be less than 25% of the deductions from net worth required by the Net Capital Rule as to readily marketable securities.

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

Item 2. Properties

The principal executive offices of the Company are located at 1285 Avenue of the Americas, New York, New York under leases expiring through December 31, 2015. The Company is currently leasing approximately 667,000 square feet at 1285 Avenue of the Americas principally comprising the offices of its investment banking, asset management, capital markets, and corporate headquarters staff, as well as two branch offices for retail financial advisors.

The Company leases approximately 968,000 square feet of space at Lincoln Harbor in Weehawken, New Jersey under leases expiring through December 31, 2013. The Lincoln Harbor facility principally comprises the offices of the Private Client Group headquarters, systems, operations, administrative services, and finance divisions.

At December 31, 1998, the Company maintained 303 offices worldwide under leases expiring between 1999 and 2015. In addition, the Company leases various furniture and equipment. The information regarding the Company's lease commitments is set forth in Note 10 in the Notes to Consolidated Financial Statements on page 49 in the 1998 Annual Report to Stockholders.

Item 3. Legal Proceedings

The Company is involved in a number of proceedings concerning matters arising in connection with the conduct of its business. Certain actions, in which compensatory damages in excess of $244 million appear to be sought, are described below. The Company is also involved in numerous proceedings in which compensatory damages of less than $244 million appear to be sought, or in which punitive or exemplary damages, together with the apparent compensatory damages alleged, appear to exceed $244 million. The Company has denied, or believes it has legitimate defenses and will deny, liability in all significant cases pending against it, including those described below, and intends to actively defend each such case.

In Re NASDAQ Market Maker Antitrust Litigation

In July 1994, PaineWebber Incorporated ("PaineWebber"), together with numerous unrelated firms, were named as defendants in a series of purported class action complaints that have since been consolidated in the United States District Court for the Southern District of New York under the caption In Re NASDAQ Market Maker Antitrust Litigation, MDL Docket No. 1023. The consolidated class complaint alleged that the defendant firms engaged in activities as market makers on the NASDAQ over-the-counter market that violated the federal antitrust laws. On November 13, 1998, the Court entered judgment granting final approval to a settlement of the litigation, by which the defendants, including PaineWebber, were released from all specified claims by participating class members, and the action was dismissed with prejudice. PaineWebber's share of the settlement was approximately $50 million.

SEC Administrative Action

In the Matter of Certain Market Making Activities on NASDAQ was an SEC administrative action instituted and settled without a hearing or an admission of or denial of findings on January 11, 1999. The administrative action found that on certain occasions in 1994 PaineWebber traders and a PaineWebber registered representative engaged in certain improper trading activities in connection with specified NASDAQ securities, failed to maintain certain required books and records and failed reasonably to supervise in connection with the above activities. PaineWebber agreed to pay a civil penalty of $6.3 million and disgorgement of $381,685; to an administrative cease and desist order prohibiting the firm from violating certain provisions of the federal securities laws; and to submit certain of its policies and procedures relating to the matters alleged in the order to review by an SEC-appointed consultant. Twenty-seven other market makers and fifty-one traders at the firms settled related SEC administrative actions at the same time.

Newton v. Merrill Lynch, et al. Securities Litigation

PaineWebber and two other broker-dealers were named as defendants in litigation brought in November 1994 and subsequently styled In Re Merrill Lynch, et al., Securities Litigation, Civ. No. 94-5343 (DRD). The amended class action complaint, filed in March 1995, purportedly on behalf of a class of persons who placed market orders with defendants for the purchase or sale of NASDAQ securities between November 1992 and 1994, alleges that defendants violated the federal securities laws in connection with the execution of those orders by, among other things, failing to provide execution of such orders at prices better than the national best bid or offer available on the NASDAQ market. On December 13, 1995, the District Court granted defendants' motion for summary judgment. On January 31, 1998, the United States Court of Appeals for the Third Circuit (en banc) reversed the District Court's grant of summary judgment and remanded the case to the District Court for further proceedings. On April 30, 1998, defendants filed petition for a writ of certiorari with the United States Supreme Court. On October 5, 1998, the petition was denied. On July 21, 1998, the Magistrate Judge granted plaintiffs' motion to amend the complaint to add additional plaintiffs and extend the period covered by the complaint through August 1996. Defendants have appealed to the District Court from the Magistrate Judge's ruling. The District Court has not yet ruled on class certification.

Askin Litigation*

Kidder, Peabody & Co. Incorporated ("Kidder, Peabody"), a subsidiary of the Company, together with other unrelated individuals and firms, has been named as a defendant in certain actions pending in the United States District Court for the Southern District of New York brought on behalf of individuals and two purported classes of investors in the three funds (the "Funds") managed by Askin Capital Management, L.P. and David J. Askin (collectively, the "Askin Parties"). The actions are Primavera Familienstiftung v. David J. Askin, et al., Docket No. 95 Civ. 8905; ABF Capital Management, et al. v. Askin Capital Management, L.P., Docket No. 96 Civ. 2978; Montpellier Resources, Limited et al. v. Askin Capital Management, L.P., et al., Docket No. 97 Civ. 1856; Richard Johnston as Trustee for the Demeter Trust, et al. v. Askin Capital Management, L.P., et al., Docket No. 97 Civ. 4335; Bambou, Inc., et al. v. David J. Askin et al., Docket No. 98 Civ. 6178; and AIG Managed Market Neutral Fund et al. v. Askin Capital Management L.P., et al., Docket No. 98 Civ. 7494. The plaintiffs have alleged, among other things, that Kidder, Peabody and other brokerage firms aided and abetted false and misleading representations made to investors in violation of federal and state securities laws, used the Funds as an outlet for otherwise unmarketable tranches of collateralized mortgage obligations, and violated various rules of the New York Stock Exchange and

----------

* This item relates to a matter involving Kidder, Peabody & Co. Incorporated which was acquired by the Company in August 1997. In connection with the acquisition, the seller and its parent General Electric Company agreed to indemnify the Company for all losses relating to this matter.

National Association of Securities Dealers. As a result of various decisions by the District Court, the only claim remaining in these cases against Kidder, Peabody is for aiding and abetting the Askin Parties' alleged fraud on the investors. In addition, on March 19, 1998, the District Court denied plaintiffs' motion for class certification in the Primavera and Montpellier Resources actions. The parties are presently engaged in pre-trial discovery. No trial date has been set. Collectively in the six lawsuits, the plaintiffs now claim damages of approximately $320 million, as well as unspecified punitive damages.

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

Keene Litigation*

Kidder, Peabody is a defendant, along with other unrelated individuals and entities, in Richard A. Lippe, et al., v. Bairnco Corp. et al., 96 Civ. 7600, in the United States District Court for the Southern District of New York brought by the Trustees of the Keene Creditors' Trust ("KCT"). This action originally was filed on June 8, 1995 as Adversary Proceeding No. 95/9393A in the Bankruptcy Court for the Southern District of New York. On April 10, 1997, the District Court ordered the withdrawal of the bankruptcy court. KCT was established pursuant to the Plan of Reorganization approved in connection with the bankruptcy proceedings related to Keene Corporation ("Keene"). The KCT claims against Kidder, Peabody arise from fairness opinions rendered by Kidder, Peabody during the 1980's in connection with the sale of various businesses by Keene. KCT alleges that Kidder, Peabody's fairness opinions intentionally or recklessly undervalued the assets being sold. KCT further alleges that such acts constituted aiding and abetting breaches of fiduciary duties and self-dealing by Keene's corporate officers and directors, who are also defendants, in violation of the New York Business Corporation Law and the Racketeer Influenced and Corrupt Organizations Act. KCT seeks damages from Kidder, Peabody and other unrelated individuals and firms in excess of $700 million. On September 15, 1997, Kidder, Peabody filed a motion to dismiss the complaint. On February 6, 1998, the District Court granted Kidder, Peabody's motion to dismiss the complaint as to Kidder, Peabody. The dismissal order is not appealable by the plaintiff at this time.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Incorporated herein by reference is the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 6, 1999 ("Proxy Statement") to be filed with the SEC not later than 120 days after the end of the fiscal year.

Set forth below, in addition to information contained in the Proxy Statement, is certain information concerning the executive officers of PWG who do not also serve as directors of PWG:

Margo Alexander, 52, is Chairman of the Board and Chief Executive Officer of Mitchell Hutchins Asset Management Inc., a wholly-owned subsidiary of PWI. She has been Chairman of the Board since March 8, 1999 and Chief Executive Officer since January 1995. She was President of Mitchell Hutchins Asset

----------
* This item relates to a matter involving Kidder, Peabody & Co. Incorporated which was acquired by the Company in August 1997. In connection with the acquisition, the seller and its parent General Electric Company agreed to indemnify the Company for all losses relating to this matter.

Management Inc. from January 1995 to February 1999. From 1981 to 1995, Ms. Alexander held various positions in the Company including Director of Research, Co-Director of Institutional Equity, and Director of Institutional Equity. In April 1973, she joined Mitchell Hutchins & Co., a predecessor firm of the Company, as a security analyst.

Steven P. Baum, 46, is Executive Vice President and Director of Capital Markets of PWI, a position he has held since October 1997. From November 1995 to October 1997, he was Director of the Global Fixed Income and Commercial Real Estate groups. Upon joining the Company in February 1995, he served as Director of the Commercial Real Estate group and co-director of the Global Fixed Income group until October 1995. Prior to joining the Company, Mr. Baum was with Kidder, Peabody & Co. from 1985 to 1994 where he served in various capacities in the Fixed Income group including co-head of the Fixed Income Department from July 1994 to January 1995 and head of the Commercial Real Estate group from 1990 to July 1994.

Theodore A. Levine, 54, is General Counsel and Secretary of PWG, and is an Executive Vice President of PWI, positions he has held since June 1993. Mr. Levine is also a Senior Vice President of PWG, a position he has held since October 1997. He was Vice President of PWG from June 1993 to September 1997. Prior to joining the Company, Mr. Levine was a partner at the Washington D.C.- based law firm of Wilmer, Cutler and Pickering from February 1984 to June 1993. He was with the Securities and Exchange Commission from 1969 to 1984 where he rose to the position of Associate Director in the Division of Enforcement.

Robert H. Silver, 43, is Executive Vice President and Director of Operations, Service and Systems of PWI, a position he has held since July 1995. From 1988 to 1995, Mr. Silver held various positions in the Company including Director of Retail Products and Marketing, Director of Retail Branch offices, and Director of Finance and Controls. Prior to joining the Company, Mr. Silver was with Merrill Lynch & Co., Inc. from 1983 to 1988 and KPMG Peat Marwick from 1977 to 1983.

Mark B. Sutton, 44, is Executive Vice President and President of the Private Client Group of PWI. He has been an Executive Vice President of PWI since January 1995 and President of the Private Client Group since April 1998. From January 1995 to March 1998, he served as Director of the Private Client Group of PWI. Prior to rejoining the Company in January 1995, Mr. Sutton was with Kidder, Peabody & Co. from July 1992 to December 1994. He served as Managing Director and Chief Operating Officer of its brokerage unit until July of 1994 when he became the Chief Executive Officer of Kidder, Peabody's Investment Services Division. Mr. Sutton's original tenure with PaineWebber was from 1978 to 1992 where he served in various capacities including Director of Transaction Services and Managing Director of MHAM.

Executive Officers are elected annually to serve until their successors are elected and qualify or until they sooner die, retire, resign or are removed.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The information set forth under the captions "Market for Common Stock" and "Common Stock Dividend History" on page 57 in the 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

The information set forth under the caption "Financial Highlights" on page 12 in the 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Management's Discussion and Analysis" beginning on page 25 in the 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption "Management's Discussion and Analysis Risk Management" beginning on page 30 and "Note 1 - Summary of Significant Accounting Policies - Derivative Financial Instruments" in the "Notes to the Consolidated Financial Statements" beginning on page 39 in the 1998 Annual Report to Stockholders is incorporated herein by reference.

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

      1- Distribution Agreement dated November 30, 1993 between Registrant and PWI (incorporated by reference to Exhibit 1.2 of Registrant's Registration Statement No. 33-52695 filed with the SEC on October 16, 1995).

      3.1- Restated Certificate of Incorporation of Registrant, as filed with the Office of the Secretary of State of the State of Delaware on May 15, 1998 (incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q for the quarter ended March 31, 1998).

      3.2- By-laws of the Registrant as amended February 5, 1998 (incorporated by reference to Exhibit 3.5 of Registrant's Form 10-K for the year ended December 31, 1997).

      4.1- Amended and Restated Stockholders Agreement, dated as of August 6, 1997 between Paine Webber Group Inc., General Electric Company, General Electric Capital Corporation, General Electric Capital Services, Inc. and Kidder Peabody Group Inc. (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated August 7,
            1997).

      4.2- Share Purchase Agreement, dated August 6, 1997, by and among General Electric Company and General Electric Capital Services, Inc. and Paine Webber Group Inc. (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated August 7, 1997).

      4.3- Copy of form of certificate of common stock to reflect a new signatory (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K for the year ended December 31, 1993).

      4.4- Supplemental Indenture dated as of November 30, 1993 between Registrant and Chase Manhattan Bank Delaware (formerly known as Chemical Bank (Delaware)), as Trustee, relating to the Subordinated Debt Securities (incorporated by reference to Exhibit 4.2g of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

      4.5- Indenture dated as of March 15, 1988 between Registrant and Chase Manhattan Bank Delaware (formerly known as Chemical Bank (Delaware)), as Trustee, relating to Registrant's Subordinated Debt Securities (incorporated by reference to Exhibit 4.2d of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

      4.6- Supplemental Indenture dated as of September 22, 1989, to the Indenture dated as of March 15, 1988, between Registrant and Chase Manhattan Bank Delaware (formerly known as Chemical Bank (Delaware)), as Trustee, relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.2e of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

      4.7- Supplemental Indenture dated as of March 22, 1991 between Registrant and Chase Manhattan Bank Delaware (formerly known as Chemical Bank (Delaware)), as Trustee, relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.2f of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October l6, 1995).

      4.8- Indenture dated as of March 15, 1988 between Registrant and The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, relating to Registrant's Senior Debt Securities, (incorporated by reference to Exhibit 4.2a of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

      4.9- Supplemental Indenture dated as of September 22, 1989, to the Indenture dated as of March 15, 1988 between Registrant and The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, relating to Senior Debt Securities (incorporated by reference to Exhibit 4.2b of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

      4.10- Supplemental Indenture dated as of March 22, 1991 between Registrant and The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, relating to Senior Debt Securities (incorporated by reference to Exhibit 4.2c of Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

      4.11- Proposed Form of Debt Securities (Medium-Term Senior Note, Series C,
            Fixed Rate) (incorporated by reference to Exhibit 4.1a to Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

      4.12- Proposed Form of Debt Securities (Medium-Term Subordinated Note,
            Series D, Fixed Rate) (incorporated by reference to Exhibit 4.1b to Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

      4.13- Proposed Form of Debt Securities (Medium-Term Subordinated Note,
            Series C, Floating Rate) (incorporated by reference to Exhibit 4.1c to Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

      4.14- Proposed Form of Debt Securities (Medium-Term Subordinated Note,
            Series D, Floating Rate) (incorporated by reference to Exhibit 4.1d to Registrant's Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

      4.15- Proposed Form of Debt Securities (Senior Note, Fixed Rate)
            (incorporated by reference to Exhibit 4.1c to Registrant's Registration Statement No. 33-58124 on Form S-3 filed with the SEC on February 10, 1993).

      4.16- Proposed Form of Debt Securities (Subordinated Note, Fixed Rate)
            (incorporated by reference to Exhibit 4.1f to Registrant's Registration Statement No. 33-58124 on Form S-3 filed with the SEC on February 10, 1993).

      4.17- Form of Junior Subordinated Debt Indenture dated November 1996 between the Registrant and The Chase Manhattan Bank as Trustee (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

      4.18- Certificate of Trust of PWG Capital Trust I (incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

      4.19- Certificate of Trust of PWG Capital Trust II (incorporated by reference to Exhibit 4.5 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

      4.20- Form of Amended and Restated Declaration of Trust for PWG Capital
            Trust I and II (incorporated by reference to Exhibit 4.11 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

      4.21- Form of Preferred Security relating to Preferred Trust Securities of
            PWG Capital Trust I and II (incorporated by reference to Exhibit
            4.12 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

      4.22- Form of Supplemental Indenture to be used in connection with issuance of Junior Subordinated Debt Securities (incorporated by reference to Exhibit 4.13 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

      4.23- Form of Supplemental Indenture to be used in connection with issuance of Junior Subordinated Debt Securities (incorporated by reference to Exhibit 4.11 to Registrant's Registration Statement No. 333-67187 on Form S-3 filed with the SEC on November 12, 1998).

      4.24- Form of Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.14 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

      4.25- Form of Guarantee with respect to Preferred Securities relating to Preferred Trust Securities of PWG Capital Trust I and II (incorporated by reference to Exhibit 4.15 of Registrant's Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

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

      Credit Agreement dated as of December 7, 1997, as amended, among Registrant, the Initial Lenders named therein, and The Bank of New York, Administrative Agent, relating to the $1.2 billion credit facility.

      Credit Agreement dated as of August 30, 1996, as amended, among, PWI, the Initial Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent, relating to the $750 million secured credit facility.

      Credit Agreement dated as of August 30, 1996, as amended, among, Paine Webber Real Estate Securities Inc., the Initial Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent, relating to the $750 million secured credit facility.

      Credit Agreement dated as of August 30, 1996, as amended, among, PaineWebber International (U.K.) Ltd., the Initial Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent, relating to the $750 million secured credit facility.

      10.1- Omnibus Amendment to Grantor Trust Agreement under Registrant's
            Senior Officer Deferred Compensation Plan dated as of August 15, 1996 (incorporated by reference to Exhibit 10.8 of Registrant's Form 10-K for the year ended December 31, 1996).

      10.2- Asset Purchase Agreement dated as of October 17, 1994 between Paine
            Webber Group Inc., General Electric Company and Kidder, Peabody Group Inc. relating to the purchase of certain assets and businesses of Kidder, Peabody Group Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the quarter ended September 30, 1994).

      10.3- Supplemental Agreement dated as of December 9, 1994 among the
            Registrant, General Electric Company and Kidder, Peabody Group Inc. (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K dated December 27, 1994).

      10.4- Second Supplemental Agreement dated as of December 16, 1994 among the Registrant, General Electric Company and Kidder, Peabody Group Inc. (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K dated December 27, 1994).

      10.5- Third Supplemental Agreement dated as of January 27, 1995 among the
            Registrant, General Electric Company and Kidder, Peabody Group Inc. (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K/A dated February 24, 1995 which amended Registrant's Form 8-K dated December 27, 1994).

      10.6- Fourth Supplemental Agreement dated as of February 10, 1995 among the Registrant, General Electric Company and Kidder, Peabody Group Inc. (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K/A dated February 24, 1995 which amended Registrant's Form 8-K dated December 27, 1994).

      10.7- Second Restated and Amended Agreement of Lease, dated as of May 1,
            1996, between 1285 Associates Limited Partnership and PWI relating to property located at 1285 Avenue of the Americas, New York, New York (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the quarter ended March 31, 1996).

      10.8- Guarantee dated as of May 1, 1996 between Registrant and 1285
            Associates Limited Partnership relating to the lease of property located at 1285 Avenue of the Americas, New York, New York (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q for the quarter ended March 31, 1996).

      10.9- Amended and Restated Investment Agreement dated as of November 5,
            1992 by and between Registrant and The Yasuda Mutual Life Insurance Company ("Yasuda") (incorporated by reference to Exhibit 10.9 to Registrant's Form 10-K for the year ended December 31, 1997).

     10.10- Lease Agreement dated as of April 14, 1986, between PWI (as Tenant) and Hartz-PW Limited Partnership (as Landlord) relating to the Lincoln Harbor Project (Operations Center) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.37 of Registrant's Form 10-K for the year ended December 31, 1995).

     10.11- Lease Agreement dated as of April 14, 1986, between PWI (as Tenant) and Hartz-PW Limited Partnership (as Landlord) relating to the Lincoln Harbor Project (Data Processing Center) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.38 of Registrant's Form 10-K for the year ended December 31, 1995).

     10.12- Lease Agreement dated as of April 14, 1986, between PWI (as Tenant) and Hartz-PW Tower B Limited Partnership, as successor in interest to Hartz-PW Hotel Limited Partnership relating to the Lincoln Harbor Project (Tower B/Office Building) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.39 of Registrant's Form 10-K for the year ended December 31, 1995).

     10.13- Agreement of Limited Partnership of Hartz-PW Limited Partnership dated April 14, 1986 relating to the Lincoln Harbor Project (Operation Center and Data Processing Center) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.40 of Registrant's Form 10-K for the year ended December 31, 1995).

     10.14- Agreement of Limited Partnership of Hartz-Tower B Limited
            Partnership dated April 14, 1986, as amended, relating to the Lincoln Harbor Project (Tower B/Office Building) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.41 of Registrant's Form 10-K for the year ended December 31, 1995).

     10.15- Ground lease between Hartz Mountain Industries and Hartz-PW Limited
            Partnership dated April 14, 1986 relating to the Operations Center at the Lincoln Harbor Project in Weehawken, New Jersey (incorporated by reference to Exhibit 10.42 of Registrant's Form 10-K for the year ended December 31, 1995).

     10.16- Directors and Officers Liability and Corporation Reimbursement insurance policy with Fiduciary Liability Rider with National Union Fire Insurance Company (incorporated by reference to Exhibit 10.51 of Registrant's Form 10-K for the year ended December 31, 1996).

     10.17- Letter Agreement dated as of March 9, 1993 between Registrant and
            The Yasuda Mutual Life Insurance Company (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31, 1992).

    10.18+- Limited Partnership Agreement of PW Partners 1993 L.P. dated as of
            February 2, 1994 (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the year ended December 31, 1994).

    10.19+- Registrant's 1994 Executive Incentive Compensation Plan
            (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the year ended December 31, 1994).

    10.20+- Registrant's 1994 Senior Officer Deferred Compensation Plan
            (incorporated by reference to Exhibit 10.4 of Registrant's Form 10-K for the year ended December 31, 1994).

    10.21+- Amendment to the Registrant's Senior Officer Deferred Compensation
            Plan dated as of August 15, 1996 (incorporated by reference to Exhibit 10.5 of Registrant's Form 10-K for the year ended December 31, 1996).

    10.22+- Amendment to the Registrant's Senior Officer Deferred Compensation
            Plan dated as of September 1, 1996 (incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K for the year ended December 31, 1996).

    10.23+- Omnibus Amendment to Grantor Trust Agreement under Registrant's
            Senior Officer Deferred Compensation Plan dated as of August 9, 1996 (incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended December 31, 1996).

    10.24+- Form of Registrant's 1994 Senior Officer Deferred Compensation
            Plan Grantor Trust Agreement (incorporated by reference to Exhibit
            10.25 of Registrant's Form 10-K for the year ended December 31,
            1997).

    10.25+- Registrant's 1994 Stock Award Plan (incorporated by reference to
            Exhibit 4.1 of Registrant's Registration Statement No. 33-55457 on Form S-8 filed with the SEC on September 13, 1994).

    10.26+- Registrant's 1994 Executive Stock Award Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 33-55451 on Form S-8 filed with the SEC on September 13, 1994).

    10.27+- Registrant's 1994 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 33-53489 on Form S-8 filed with the SEC on May 5, 1994).

    10.28+- Employment agreement dated as of May 4, 1993 between Registrant,
            PWI and Theodore A. Levine (incorporated by reference to Exhibit
            10.2 of Registrant's Form 10-K for the year ended December 31,
            1993).

    10.29+- Letter dated as of October 27, 1995 amending certain provisions of the Employment Agreement between Registrant, PWI and Theodore A. Levine (incorporated by reference to Exhibit 10.20 of Registrant's Form 10-K for the year ended December 31, 1995).

    10.30+- Employment Agreement dated as of January 2, 1987 between
            Registrant, PWI and Donald B. Marron (incorporated by reference to
            Exhibit 10.23 of Registrant's Form 10-K for the year ended December 31, 1995).

    10.31+- Deferred Compensation Agreement dated as of August 29, 1988 between Registrant and Donald B. Marron relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit
            10.26 of Registrant's Form 10-K for the year ended December 31,
            1995).

    10.32+- Agreement and Declaration of Trust for Supplemental Employees
            Retirement Plan dated as of January 1, 1990 between Registrant and Chase Manhattan Bank, N.A. as Trustee (incorporated by reference to
            Exhibit 10.36 of Registrant's Form 10-K for the year ended December 31, 1996).

   10.33+*- Form of Registrant's Trust Agreement under Registrant's
            Supplemental Employee Retirement Plan for Certain Senior Officers dated as of February 1, 1999.

   10.34+*- Form of Registrant's Supplemental Employee Retirement Plan for
            Certain Senior Officers dated as of February 1, 1999.

   10.35+*- Form of Registrant's Trust Agreement under Registrant's Senior
            Officer Deferred Compensation Plan dated as of February 1, 1999.

   10.36+*- Form of Registrant's Trust Agreement under Registrant's Senior
            Officer Deferred Compensation Plan dated as of February 1, 1999.

   10.37+*- Registrant's Equity Plus Program.

    10.38+- Limited Partnership Agreement of PW Partners 1995 L.P. dated as of
            October 31, 1995 (incorporated by reference to Exhibit 10.47 of Registrant's Form 10-K for the year ended December 31, 1995).

    10.39+* Limited Partnership Agreement of PW Partners 1997 L.P. dated as of
            March 11, 1998.

      11+- Computation of Earnings Per Share- The information set forth under the caption "Note 17: Earnings per Common Share" on page 55 in the 1997 Annual Report to Stockholders is incorporated herein by reference.

     12.1*- Computation of Ratio of Earnings to Fixed Charges.

     12.2*- Computation of Ratio of Earnings to Combined Fixed Charges and
            Preferred Stock Dividends.

      13*-  1998 Annual Report to Stockholders of the Registrant.

      21*-  Subsidiaries of the Registrant.

      23*-  Consent of Independent Auditors.

      27*-  Financial Data Schedules.

(b)   Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K dated January 19, 1999 with the Securities and Exchange Commission reporting under "Item 5 Other Events" and "Item 7 - Exhibits" relating to the Company's press release which, among other things, reported financial results for the three months and twelve months ended December 31, 1998.

----------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).
* Filed herewith

                             Paine Webber Group Inc.
                       Items 8, 14(a)(1) and (2) and 14(d)
         Index to Financial Statements and Financial Statement Schedules

Financial Statements

Incorporated herein by reference are the following financial statements included in the 1998 Annual Report to Stockholders. With the exception of the following financial statements and the information incorporated by reference on items 1, 5, 6, 7 and 7a, the 1998 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                                                    1998 Annual
                                                                       Report
         Description                                                   (Page)
         -----------                                                -----------

Report of independent auditors                                           56

Consolidated statements of financial
 condition at December 31, 1998 and 1997                                 35

For the years ended December 31, 1998, 1997 and 1996:
  Consolidated statements of income                                      34
  Consolidated statements of changes in
   stockholders' equity                                                 36-37
  Consolidated statements of cash flows                                  38

Notes to consolidated financial statements                              39-55

Quarterly financial information (unaudited)                              57


Schedules

                                                                    Form 10-K
         Description                                                  (Page)
         -----------                                                ---------

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

                         Report of Independent Auditors

The Board of Directors and Stockholders
Paine Webber Group Inc.

We have audited the consolidated financial statements of Paine Webber Group Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 1, 1999. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules on page F-1. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

New York, New York
February 1, 1999

                                                                      Schedule I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             PAINE WEBBER GROUP INC.
                              (Parent Company Only)
                         CONDENSED STATEMENTS OF INCOME
                            (In thousands of dollars)

                                                Years Ended December 31,
                                          -------------------------------------
                                             1998          1997          1996
                                          ---------     ---------     ---------
Revenues
Interest                                  $ 285,554     $ 262,573     $ 185,772
Other                                           506           379           291
                                          ---------     ---------     ---------
     Total revenues                         286,060       262,952       186,063

Interest expense                            376,949       320,838       229,396
                                          ---------     ---------     ---------
     Net revenues                           (90,889)      (57,886)      (43,333)
                                          ---------     ---------     ---------

Equity in income of affiliates              482,980       447,529       389,950

Non-interest expenses                           651         1,514         3,956
                                          ---------     ---------     ---------

Income before taxes                         391,440       388,129       342,661

Benefit for income taxes                     42,115        27,320        21,689
                                          ---------     ---------     ---------

Net income                                $ 433,555     $ 415,449     $ 364,350
                                          =========     =========     =========

           See Notes to Condensed Financial Information of Registrant.

                                                                      Schedule I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             PAINE WEBBER GROUP INC.
                              (Parent Company Only)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                 (In thousands of dollars except share amounts)

                                                     December 31,   December 31,
                                                         1998          1997
                                                     ------------   ------------
Assets
Cash and cash equivalents                            $        21    $       559
Trading assets                                           158,408             --
Loans to and receivables from affiliates               6,784,882      5,531,860
Investments in affiliates                              2,354,821      2,144,787
Other assets                                             239,258        368,569
                                                     -----------    -----------
                                                     $ 9,537,390    $ 8,045,775
                                                     ===========    ===========

Liabilities and Stockholders' Equity

Short-term borrowings                                $ 1,041,973    $ 1,254,127
Trading liabilities                                       29,597             --
Payables to affiliates                                   570,140        576,041
Other liabilities and accrued expenses                   602,589        282,584
Junior Subordinated Debentures held by Trusts            405,928        405,928
Long-term borrowings                                   4,258,405      3,407,464
                                                     -----------    -----------
                                                       6,908,632      5,926,144
Commitments and contingencies

Redeemable Preferred Stock                               189,815        188,668

Stockholders' Equity:
  Common stock, $1 par value, 400,000,000
     shares authorized; issued 191,047,151
     shares and 188,458,083 shares in 1998
     and 1997, respectively                              191,047        188,458
  Additional paid-in capital                           1,525,938      1,405,329
  Retained earnings                                    1,689,386      1,340,966
  Treasury stock, at cost; 45,527,707 shares
     and 48,557,788 shares in 1998 and 1997,
     respectively                                       (962,792)      (998,300)
  Accumulated other comprehensive income                  (4,636)        (5,490)
                                                     -----------    -----------
                                                       2,438,943      1,930,963
                                                     -----------    -----------
                                                     $ 9,537,390    $ 8,045,775
                                                     ===========    ===========

See Notes to Condensed Financial Information of Registrant.

                                                                      Schedule I

                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           PAINE WEBBER GROUP INC.
                            (Parent Company Only)
                      CONDENSED STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)

                                                                  Years Ended December 31,
                                                         -----------------------------------------
                                                             1998          1997          1996
                                                         -----------    -----------    -----------
Cash flows from operating activities:
Net income                                               $   433,555    $   415,449    $   364,350
Adjustments to reconcile net income to cash
used for operating activities:
 Noncash items included in net income:
      Equity in income of affiliates                        (482,980)      (447,529)      (389,950)
      Depreciation and amortization                           (6,989)        (1,309)         2,951
      Deferred income taxes                                  (12,478)         1,862        (17,050)
      Other                                                    6,972          2,809          2,535
(Increase) decrease in assets:
      Trading assets                                        (158,408)            --         32,575
      Loans to and receivables from affiliates            (1,150,593)    (1,644,602)      (485,743)
      Investment in affiliates                                18,371        111,389        (12,322)
      Other assets                                           143,172       (117,002)        78,810
Increase (decrease) in liabilities:
      Payables to affiliates                                  (5,901)       534,508         13,721
      Trading liabilities                                     29,597             --        (32,575)
      Other liabilities and accrued expenses                 323,528        172,607        (29,324)
Proceeds from:
      Dividends received from subsidiaries                   325,000        225,000         2 ,707
                                                         -----------    -----------    -----------
Cash used for operating activities                          (537,154)      (746,818)      (469,315)
                                                         -----------    -----------    -----------
Cash flows from investing activities:
Payments for:
        Office equipment and leasehold improvements             (523)           (61)          (220)
                                                         -----------    -----------    -----------
Cash used for investing activities                              (523)           (61)          (220)
                                                         -----------    -----------    -----------
Cash flows from financing activities:
Net (payments on) proceeds from:
      Short-term borrowings                                 (212,154)       340,656        193,863
Proceeds from:
      Junior Subordinated Debentures held by Trusts -             --        204,897        201,031
      Long-term borrowings                                 1,148,860        822,011        476,752
      Employee stock transactions                             45,257         72,820         50,103
Payments for:
      Long-term borrowings                                  (293,223)      (198,360)      (141,128)
      Repurchases of common stock                            (67,613)      (411,668)      (237,766)
      Dividends                                              (83,988)       (82,918)       (73,332)
                                                         -----------    -----------    -----------
Cash provided by financing activities                        537,139        747,438        469,523
                                                         -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents                (538)           559            (12)
Cash and cash equivalents, beginning of year                     559             --             12
                                                         -----------    -----------    -----------
Cash and cash equivalents, end of year                   $        21    $       559    $        --
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

General

The condensed financial information of Paine Webber Group Inc. (the "Company") should be read in conjunction with the consolidated financial statements of Paine Webber Group Inc. and its subsidiaries and the notes thereto incorporated by reference in this report. Certain reclassifications and format changes have been made to prior year amounts to conform to the current year presentation.

Included in non-interest expense in the Condensed Statements of Income is the amortization of negative goodwill.

Expenses related to compensation plans sponsored by the Company for the benefit of employees of its subsidiaries are expensed at the subsidiary level.

Common Stock

On May 7, 1998, the shareholders of the Company approved an amendment to the Company's charter which increased the number of common shares authorized for issuance from 200,000,000 to 400,000,000 shares.

Statement of Cash Flows

Interest payments for the years ended December 31, 1998, 1997 and 1996 approximated $366,535, $312,509 and $232,771, respectively. Income tax payments (consolidated) totaled $236,597, $278,553 and $130,886 for the years ended December 31, 1998, 1997 and 1996, respectively. The income tax provision of affiliates is reflected on an individual company basis and is included in equity in income of affiliates.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.

PAINE WEBBER GROUP INC.

        (Registrant)

BY:     /s/ Donald B. Marron
        -------------------------------
        Donald B. Marron
        Chairman of the Board and
        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.

        /s/ Donald B. Marron
        -------------------------------
        Donald B. Marron
        Chairman of the Board,
        Chief Executive Officer
        and Director (principal executive
        officer)

        /s/ Regina A. Dolan
        -------------------------------
        Regina A. Dolan
        Senior Vice President and
        Chief Financial Officer
        (principal financial and accounting officer)
        /s/ Garrett Bewkes, Jr.
        -------------------------------
        E. Garrett Bewkes, Jr.
        Director

        -------------------------------
        Reto Braun
        Director
        /s/ Frank P. Doyle
        -------------------------------
        Frank P. Doyle
        Director

                                   SIGNATURES

        /s/ Joseph J. Grano, Jr.
        -------------------------------
        Joseph J. Grano, Jr.
        Director
        /s/ James W. Kinnear
        -------------------------------
        James W. Kinnear
        Director

        -------------------------------
        Naoshi Kiyono
        Director
        /s/ Robert M. Loeffler
        -------------------------------
        Robert M. Loeffler
        Director
        /s/ Edward Randall, III
        -------------------------------
        Edward Randall, III
        Director
        /s/ Henry Rosovsky
        -------------------------------
        Henry Rosovsky
        Director
        /s/ John R. Torell III
        -------------------------------
        John R. Torell III
        Director

                                EXHIBIT INDEX

   10.33 Form of Registrant's Trust Agreement under Registrant's Supplemental Employee Retirement Plan for Certain Senior Officers dated as of February 1, 1999.

   10.34 Form of Registrant's Supplemental Employee Retirement Plan for Certain Senior Officers dated as of February 1, 1999.

   10.35 Form of Registrant's Trust Agreement under Registrant's Senior Officer Deferred Compensation Plan dated as of February 1, 1999.

   10.36 Form of Registrant's Trust Agreement under Registrant's Senior Officer Deferred Compensation Plan dated as of February 1, 1999.

   10.37    Registrant's Equity Plus Program.


   10.39 Limited Partnership Agreement of PW Partners 1997 L.P. dated as of March 11, 1998.


   12.1     Computation of Ratio of Earnings to Fixed Charges.

   12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

   13       1998 Annual Report to Stockholders of the Registrant.

   21       Subsidiaries of the Registrant.

   23       Consent of Independent Auditors.

   27       Financial Data Schedules.