Form 10-Q
period 1999-03-31
PAINE WEBBER GROUP INC
filed 1999-05-17
CIK 75754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1999

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


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

YES [X]   NO [ ]


On May 7, 1999, the Registrant had outstanding 146,039,466 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                             PAINE WEBBER GROUP INC.
                                    FORM 10-Q
                                 MARCH 31, 1999

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                     Page

      Item 1.     Financial Statements.


                  Condensed Consolidated Statements of Income
                  (unaudited) for the Three Months Ended
                  March 31, 1999 and 1998.                                     2

                  Condensed Consolidated Statements of Financial
                  Condition (unaudited) at March 31, 1999
                  and December 31, 1998.                                       3

                  Condensed Consolidated Statements of Cash Flows
                  (unaudited) for the Three Months Ended
                  March 31, 1999 and 1998.                                     4

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited).                                              5-13

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.           14-20


PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings.                                          21
      Item 4.     Submissions of Matters to a Vote of
                  Security Holders.                                           21
      Item 6.     Exhibits and Reports on Form 8-K.                           21

                  Signature.                                                  22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             PAINE WEBBER GROUP INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (In thousands of dollars except share and per share amounts)


                                                       Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       1999             1998
                                                   ------------     ------------
REVENUES
       Commissions                                 $    478,873     $    408,124
       Principal transactions                           314,208          276,963
       Asset management                                 206,051          158,736
       Investment banking                               125,953          124,969
       Interest                                         757,160          802,378
       Other                                             41,065           33,940
                                                   ------------     ------------
           Total revenues                             1,923,310        1,805,110
       Interest expense                                 608,419          690,133
                                                   ------------     ------------
           Net revenues                               1,314,891        1,114,977
                                                   ------------     ------------
NON-INTEREST EXPENSES
       Compensation and benefits                        768,714          650,575
       Office and equipment                              81,452           72,540
       Communications                                    42,203           37,756
       Business development                              23,867           22,079
       Brokerage, clearing & exchange fees               24,390           25,496
       Professional services                             30,452           33,592
       Other                                             78,794           74,744
                                                   ------------     ------------
           Total non-interest expenses                1,049,872          916,782
                                                   ------------     ------------
INCOME BEFORE TAXES AND MINORITY INTEREST               265,019          198,195
       Provision for income taxes                        96,359           69,399
                                                   ------------     ------------
INCOME BEFORE MINORITY INTEREST                         168,660          128,796
       Minority interest                                  8,061            8,061
                                                   ------------     ------------
NET INCOME                                         $    160,599     $    120,735
                                                   ============     ============
Net income applicable to common shares             $    154,650     $    114,823
                                                   ============     ============
Earnings per common share:
         Basic                                     $       1.06     $       0.82
         Diluted                                   $       1.01     $       0.77
Weighted-average common shares:
         Basic                                      145,598,619      139,285,622
         Diluted                                    153,728,711      149,493,190

Dividends declared per common share                $       0.11     $       0.11

See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (In thousands of dollars except share and per share amounts)


                                                                                 March 31,      December 31,
                                                                                   1999             1998
                                                                               ------------     ------------
ASSETS
Cash and cash equivalents                                                      $    203,407     $    228,359
Cash and securities segregated and on deposit for
    federal and other regulations                                                   598,494          631,272

Trading assets                                                                   21,384,329       19,299,869
Securities received as collateral                                                   717,192        1,189,331
                                                                               ------------     ------------
     Total trading assets, at fair value                                         22,101,521       20,489,200

Securities purchased under agreements to resell                                  15,288,859       14,217,062
Securities borrowed                                                               9,419,919        8,717,476
Receivables, net of allowance for doubtful accounts of
    $16,878 and $20,496 at March 31, 1999 and
    December 31, 1998, respectively                                               8,252,328        7,876,619
Office equipment and leasehold improvements, net of accumulated depreciation and amortization of $454,212 and $431,460 at
    March 31, 1999 and December 31, 1998, respectively                              457,534          434,895
Other assets                                                                      1,707,620        1,581,038
                                                                               ------------     ------------
                                                                               $ 58,029,682     $ 54,175,921
                                                                               ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                          $  1,612,899     $  1,417,783
Trading liabilities, at fair value                                                6,190,910        5,177,099
Securities sold under agreements to repurchase                                   28,068,742       23,948,872
Securities loaned                                                                 5,515,569        4,969,638
Obligation to return securities received as collateral                              717,192        1,189,331
Payables                                                                          5,942,549        7,519,368
Other liabilities and accrued expenses                                            2,441,040        2,675,520
Long-term borrowings                                                              4,365,764        4,255,802
                                                                               ------------     ------------
                                                                                 54,854,665       51,153,413
                                                                               ------------     ------------
Commitments and contingencies
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
    Trusts holding solely Company Guaranteed Related Subordinated Debt              393,750          393,750
Redeemable Preferred Stock                                                          190,139          189,815

Stockholders' Equity:
    Common stock, $1 par value, 400,000,000 shares authorized, issued
          191,982,296 shares and 191,047,151 shares at
          March 31, 1999 and December 31, 1998, respectively                        191,982          191,047
    Additional paid-in capital                                                    1,577,033        1,525,938
    Retained earnings                                                             1,827,595        1,689,386
    Treasury stock, at cost; 46,139,303 shares and 45,527,707 shares at
          March 31, 1999 and December 31, 1998, respectively                       (999,334)        (962,792)
    Accumulated other comprehensive income                                           (6,148)          (4,636)
                                                                               ------------     ------------
                                                                                  2,591,128        2,438,943
                                                                               ------------     ------------
                                                                               $ 58,029,682     $ 54,175,921
                                                                               ============     ============

See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (In thousands of dollars)


                                                                Three Months Ended
                                                                     March 31,
                                                            ---------------------------
                                                               1999            1998
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $   160,599     $   120,735
     Adjustments to reconcile net income to cash
         used for operating activities:
     Noncash items included in net income:
         Depreciation and amortization                           21,435          17,104
         Deferred income taxes                                   11,198          41,149
         Other                                                   54,587          54,097
     (Increase) decrease in operating assets:
         Cash and securities on deposit                          32,778         (79,198)
         Trading assets                                      (2,074,670)     (3,242,137)
         Securities purchased under agreements to resell     (1,071,797)       (122,351)
         Securities borrowed                                   (702,443)        520,060
         Receivables                                           (379,327)       (354,285)
         Other assets                                          (156,608)       (222,254)
     Increase (decrease) in operating liabilities:
         Trading liabilities                                  1,013,811       1,513,441
         Securities sold under agreements to repurchase       4,119,870        (411,506)
         Securities loaned                                      545,931         561,784
         Payables                                            (1,576,819)      1,375,615
         Other                                                 (241,626)       (257,184)
                                                            -----------     -----------
         Cash used for operating activities                    (243,081)       (484,930)
                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for:
       Office equipment and leasehold improvements              (45,492)        (45,658)
                                                            -----------     -----------
         Cash used for investing activities                     (45,492)        (45,658)
                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from short-term borrowings                    195,116         395,979
     Proceeds from:
         Long-term borrowings                                   147,000         149,332
         Employee stock transactions                             37,576          12,539
     Payments for:
         Long-term borrowings                                   (37,600)         (9,250)
         Repurchases of common stock                            (56,404)        (59,465)
         Dividends                                              (22,067)        (20,972)
                                                            -----------     -----------
         Cash provided by financing activities                  263,621         468,163
                                                            -----------     -----------
     Decrease in cash and cash equivalents                      (24,952)        (62,425)
         Cash and cash equivalents, beginning of period         228,359         233,787
                                                            -----------     -----------
         Cash and cash equivalents, end of period           $   203,407     $   171,362
                                                            ===========     ===========

See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (In thousands of dollars except share and per share amounts)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentations. The December 31, 1998 Condensed Consolidated Statement of Financial Condition was derived from the audited consolidated financial statements of the Company. The financial information as of and for the periods ended March 31, 1999 and 1998 is unaudited. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been made.

Certain financial information that is normally in annual financial statements but is not required for interim reporting purposes has been condensed or omitted. The condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year.

Statement of Cash Flows

Total interest payments, which relate principally to agreements to repurchase, short-term borrowings, securities loaned and long-term borrowings, were $577,797 and $732,429 for the three months ended March 31, 1999 and 1998, respectively. Income taxes paid were $63,680 and $72,118 for the three months ended March 31, 1999 and 1998, respectively.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes revised accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the consolidated statements of financial condition. The accounting for changes in the fair value of a derivative instrument will depend on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives and, in certain cases, the hedged items are to be reflected in either the consolidated statements of income or as a component of other comprehensive income, based upon the resulting designation. The Company has not yet determined the impact of this statement on the Company's Consolidated Financial Statements, taken as a whole.

In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 required the capitalization of certain costs incurred from developing or obtaining software for internal use. The Company early adopted SOP 98-1 in 1998, which did not have a material impact on the Company's consolidated financial statements, taken as a whole.

In September 1998, the AcSEC of the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 required the costs of certain start-up activities, which includes organizational costs, to be expensed as incurred. The Company early adopted SOP 98-5 in 1998, which did not have a material impact on the Company's consolidated financial statements, taken as a whole.

NOTE 2: TRADING ASSETS AND LIABILITIES

At March 31, 1999 and December 31, 1998, trading assets and liabilities, recorded at fair value or amounts approximating fair value, consisted of the following:

                                                       March 31,     December 31,
                                                         1999            1998
                                                      -----------    -----------
Trading assets:
   U.S. government and agencies                       $ 6,130,682    $ 4,858,189
   Mortgages and mortgage-backed                        9,077,177      8,861,944
   Corporate debt                                       3,265,936      2,466,322
   Commercial paper and other short-term debt           1,347,910      1,534,913
   Equities                                             1,029,954      1,078,322
   State and municipals                                   532,670        500,179
                                                      -----------    -----------
                                                       21,384,329     19,299,869
   Securities received as collateral                      717,192      1,189,331
                                                      -----------    -----------
                                                      $22,101,521    $20,489,200
                                                      ===========    ===========
Trading liabilities:
   U.S. government and agencies                       $ 4,690,596    $ 4,031,254
   Mortgages and mortgage-backed                          129,069         79,521
   Corporate debt                                         908,190        837,099
   Equities                                               445,563        215,991
   State and municipals                                    17,492         13,234
                                                      -----------    -----------
                                                      $ 6,190,910    $ 5,177,099
                                                      ===========    ===========

NOTE 3: LONG-TERM BORROWINGS

Long-term borrowings at March 31, 1999 and December 31, 1998 consisted of the following:

                                                      March 31,      December 31,
                                                        1999             1998
                                                      ----------      ----------
Fixed Rate Notes due 2000 - 2014                      $1,963,430      $1,961,340
Fixed Rate Subordinated Notes due 2002                   174,699         174,677
Medium-Term Senior Notes                               2,064,185       1,936,835
Medium-Term Subordinated Notes                           163,450         182,950
                                                      ----------      ----------
                                                      $4,365,764      $4,255,802
                                                      ==========      ==========

At March 31, 1999, interest rates on the fixed rate notes and fixed rate subordinated notes ranged from 6.45 percent to 9.25 percent and the weighted-average interest rate on these notes outstanding at March 31, 1999 was
7.35 percent. Interest on the notes is payable semi-annually. The fixed rate notes and fixed rate subordinated notes outstanding at March 31, 1999 had an average maturity of 6.1 years.

At March 31, 1999, the Company had outstanding $1,303,485 of fixed rate Medium-Term Notes and $924,150 of variable rate Medium-Term Notes. The Medium-Term Notes outstanding at March 31, 1999 had an average maturity of 4.5 years and a weighted-average interest rate of 6.35 percent.

At March 31, 1999 and December 31, 1998, the fair values of long-term borrowings were $4,434,266 and $4,325,014, respectively, as compared to the carrying amounts of $4,365,764 and $4,255,802, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for substantially all of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating rate payments.

The net fair values of the interest rate swaps were $53,840 and $122,053 receivable at March 31, 1999 and December 31, 1998, respectively. The fair value of interest rate swaps used to hedge the Company's fixed rate debt is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates.

The carrying amounts of the interest rate swap agreements included in the Company's Condensed Consolidated Statements of Financial Condition at March 31, 1999 and December 31, 1998 were net receivables of $5,510 and $8,827, respectively. See Note 5 for further discussion of interest rate swap agreements used for hedging purposes.


NOTE 4: CAPITAL REQUIREMENTS

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2 percent of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4 percent of such aggregate debit items. Business may not be expanded if net capital is less than 5 percent of such aggregate debit items. As of March 31, 1999, PWI's net capital of $983,043 was 11.5 percent of aggregate debit items and its net capital in excess of the minimum required was $805,969.


NOTE 5: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Held or Issued for Trading Purposes

Set forth below are the gross contract or notional amounts of the Company's outstanding off-balance-sheet derivative and other financial instruments held or issued for trading purposes. These amounts are not reflected in the Condensed Consolidated Statements of Financial Condition and are indicative only of the volume of activity at March 31, 1999 and December 31, 1998. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions. The amounts are netted by counterparty only when specific conditions are met.

                                                            Notional or Contract Amount
                                              --------------------------------------------------------
                                                   March 31, 1999               December 31, 1998
                                              --------------------------    --------------------------
                                               Purchases        Sales        Purchases        Sales
                                              -----------    -----------    -----------    -----------
Mortgage-backed forward contracts
   and options written and purchased          $30,531,676    $37,154,284    $30,296,601    $35,558,370

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                         3,555,526      3,549,410      2,709,421      2,628,824

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                   173,518        193,546        156,519        332,248

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                         4,175,756      7,501,651      3,890,619      4,336,300

Interest rate swaps and caps                    1,326,417        339,248      1,292,620        282,546

Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of March 31, 1999 and December 31, 1998.

                                                  Fair Value at             Fair Value at
                                                  March 31, 1999           December 31, 1998
                                              ---------------------      ---------------------
                                               Assets    Liabilities      Assets    Liabilities
                                              --------     --------      --------     --------
Mortgage-backed forward contracts and
  options written and purchased               $ 72,593     $123,505      $ 85,995     $ 76,315

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                         27,518       27,847        31,622       31,726

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                 50,073       44,112        26,806       46,606

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                          6,451      145,868        12,183       55,015

Interest rate swaps and caps                    11,155        5,849        34,749        8,096

Set forth below are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended March 31, 1999 and the twelve months ended December 31, 1998. The average fair value is based on the average of the month-end balances during the periods indicated.

                                                Average Fair Value        Average Fair Value
                                                Three Months Ended        Twelve Months Ended
                                                  March 31, 1999           December 31, 1998
                                               ---------------------     ---------------------
                                                Assets    Liabilities     Assets    Liabilities
                                               --------     --------     --------     --------
Mortgage-backed forward contracts and
  options written and purchased                $180,309     $181,319     $158,215     $146,522

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                          28,474       29,351       46,222       45,895

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                  41,865       40,653       20,836       42,995

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                           6,905      137,163       16,547       41,786

Interest rate swaps and caps                      9,006        5,254       13,423       40,760

The Company also enters into agreements to sell securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Condensed Consolidated Statements of Financial Condition.

The off-balance-sheet derivative trading transactions are generally short-term. At March 31, 1999 approximately 99 percent of the off-balance-sheet trading-related derivative and other financial instruments had remaining maturities of less than one year.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Condensed Consolidated Statements of Financial Condition and amounted to $167,790 and $191,355 at March 31, 1999 and December 31, 1998, respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The following table summarizes the Company's principal transactions revenues by business activity for the three months ended March 31, 1999 and 1998. Principal transactions revenues include realized and unrealized gains and losses on trading positions, including hedges. In assessing the profitability of its trading activities, the Company views net interest and principal transactions revenues in the aggregate.

                                                                          Principal Transactions Revenues
                                                                          -------------------------------
                                                                                   Three Months
                                                                                  Ended March 31,
                                                                                 1999         1998
                                                                               --------     --------
Taxable fixed income (includes futures, forwards,
     options contracts and other securities)                                   $194,404     $141,483
Equities (includes stock index futures, forwards and options contracts)          84,907      104,296
Municipals                                                                       34,897       31,184
                                                                               --------     --------
                                                                               $314,208     $276,963
                                                                               ========     ========

Held or Issued for Purposes Other Than Trading

The Company enters into interest rate swap agreements to manage the interest rate characteristics of its assets and liabilities. As of March 31, 1999 and December 31, 1998, the Company had outstanding interest rate swap agreements with commercial banks with notional amounts of $2,968,985 and $3,096,985, respectively. These agreements effectively converted substantially all of the Company's fixed rate debt at March 31, 1999 into floating rate debt. The interest rate swap agreements entered into have had the effect of reducing net interest expense on the Company's fixed rate debt by $5,753 and $2,932 for the three months ended March 31, 1999 and 1998, respectively. The Company had no deferred gains or losses related to terminated swap agreements at March 31, 1999 and December 31, 1998 on its long-term borrowings. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements generally are large financial institutions, and the Company has not experienced defaults in the past, and management does not anticipate any counterparty defaults in the foreseeable future. See Note 3 for further discussion of interest rate swap agreements used for hedging purposes.

NOTE 6: RISK MANAGEMENT

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

Credit Risk in Proprietary Transactions

Counterparties to the Company's proprietary trading, hedging, financing and arbitrage activities are primarily financial institutions, including banks, brokers and dealers, investment funds and insurance companies. Credit losses could arise should counterparties fail to perform and the value of any collateral proves inadequate. The Company manages credit risk by monitoring net exposure to individual counterparties on a daily basis, monitoring credit limits and requiring additional collateral where appropriate.

Derivative credit exposures are calculated, aggregated and compared to established limits by the credit department. Credit reserve requirements are determined by senior management in conjunction with the Company's continuous credit monitoring procedures. Historically, reserve requirements arising from instruments with off-balance-sheet risk have not been material.

Receivables and payables with brokers and dealers, agreements to resell and repurchase securities, and securities borrowed and loaned are generally collateralized by cash, government and government-agency securities, and letters of credit. The market value of the initial collateral received approximates or is greater than the contract value. Additional collateral is requested when considered necessary. The Company may pledge clients' margined securities as collateral in support of securities loaned and bank loans, as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At March 31, 1999, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

Credit Risk in Client Activities

Client transactions are entered on either a cash or margin basis. In a margin transaction, the Company extends credit to a client for the purchase of securities, using the securities purchased and/or other securities in the client's account as collateral for amounts loaned. Receivables from customers are substantially collateralized by customer securities. Amounts loaned are limited by margin regulations of the Federal Reserve Board and other regulatory authorities and are subject to the Company's credit review and daily monitoring procedures. Market declines could, however, reduce the value of any collateral below the principal amount loaned, plus accrued interest, before the collateral can be sold.

Client transactions include positions in commodities and financial futures, trading liabilities and written options. The risk to the Company's clients in these transactions can be substantial, principally due to price volatility which can reduce the clients' ability to meet their obligations. Margin deposit requirements pertaining to commodity futures and exchange-traded options transactions are generally lower than those for exchange-traded securities. To the extent clients are unable to meet their commitments to the Company and margin deposits are insufficient to cover outstanding liabilities, the Company may take market action and credit losses could be realized.

Client trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at March 31, 1999 were settled without material adverse effect on the Company's consolidated financial statements, taken as a whole.

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


NOTE 7: COMMITMENTS AND CONTINGENCIES

At March 31, 1999 and December 31, 1998, the Company was contingently liable under unsecured letters of credit totaling $157,592 and $159,647, respectively, which approximated fair value. At March 31, 1999 and December 31, 1998 certain of the Company's subsidiaries were contingently liable as issuer of approximately $45,000 of notes payable to managing general partners of various limited partnerships pursuant to certain partnership agreements. In addition, as part of the 1995 limited partnership settlements, the Company has agreed, under certain circumstances, to provide to class members additional consideration including assignment of fees the Company is entitled to receive from certain partnerships. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole.

In meeting the financing needs of certain of its clients, the Company may also issue standby letters of credit which are collateralized by customer margin securities. At March 31, 1999 and December 31, 1998, the Company has outstanding $87,629 and $78,787, respectively, of such standby letters of credit. At March 31, 1999 and December 31, 1998, securities with fair value of $97,485 and $139,445, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

In the normal course of business, the Company enters into when-issued transactions, underwriting and other commitments. Also, at March 31, 1999 and December 31, 1998, the Company had commitments of $921,267 and $929,713, respectively, consisting of secured credit lines to real estate operators, mortgage and asset-backed originators, and other commitments to investment partnerships. Settlement of these transactions at March 31, 1999 would not have had a material impact on the Company's consolidated financial statements, taken as a whole.

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


NOTE 8: COMPREHENSIVE INCOME

Comprehensive income is calculated in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income combines net income and certain items that directly affect stockholders' equity, such as foreign currency translation adjustments. The components of comprehensive income for the three months ended March 31, 1999 and 1998 were as follows:


                                                         Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                        1999             1998
                                                      ---------        ---------
Net income                                            $ 160,599        $ 120,735
Foreign currency translation adjustment                  (1,512)           1,026
                                                      ---------        ---------
Total comprehensive income                            $ 159,087        $ 121,761
                                                      =========        =========

NOTE 9: EARNINGS PER COMMON SHARE

Earnings per common share are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes the dilutive effects of options and convertible securities and is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects all potentially dilutive securities. Set forth below is the reconciliation of net income applicable to common shares and weighted-average common and common equivalent shares of the basic and diluted earnings per common share computations:


                                                          Three Months Ended
                                                                March 31,
                                                    --------------------------------
                                                        1999               1998
                                                    -------------      -------------
NUMERATOR:
Net income                                          $     160,599      $     120,735
     Preferred stock dividends                             (5,949)            (5,912)
                                                    -------------      -------------
Net income applicable to common shares
     for basic earnings per share                         154,650            114,823
Effect of dilutive securities:
     Interest savings on convertible debentures                --                105
                                                    -------------      -------------
Net income applicable to common shares
     for diluted earnings per share                 $     154,650      $     114,928
                                                    =============      =============
DENOMINATOR:
Weighted-average common shares for basic
     earnings per share                               145,598,619        139,285,622
Weighted-average effect of dilutive securities:
     Employee stock options                             8,130,092          8,780,960
     Convertible debentures(1)                                 --          1,426,608
                                                    -------------      -------------
Dilutive potential common shares                        8,130,092         10,207,568
                                                    -------------      -------------
Weighted-average common and common equivalent
     shares for diluted earnings per share            153,728,711        149,493,190
                                                    =============      =============
EARNINGS PER COMMON SHARE:
Basic                                               $        1.06      $        0.82
                                                    =============      =============
Diluted                                             $        1.01      $        0.77
                                                    =============      =============

NOTE 10: SEGMENT REPORTING DATA

In 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company offers a wide variety of products and services, primarily those of a full service domestic broker-dealer to a domestic market, through its two operating segments: Individual and Institutional. The Individual segment offers brokerage services and products (such as the purchase and sale of securities, margin and securities lending, insurance annuity contracts, mutual funds, and wrap fee products), asset management and other investment advisory and portfolio management products and services, and execution and clearing services for transactions originated by individual investors. The Institutional segment principally includes capital market products and services (such as the placing of securities and other financial instruments for - and the execution of trades on behalf of-institutional clients, investment banking services such as the underwriting of debt and equity securities, and mergers and acquisitions advisory services).

----------
(1) In August 1998, the 6.5% convertible debentures were called for redemption by the Company and converted into common stock of the Company.

Segment revenues and expenses in the table below consist of those that are directly attributable, combined with segment amounts based on Company allocation methodologies (for example, allocating a portion of investment banking revenues to the Individual segment; relative utilization of the Company's square footage for certain cost allocations).


                             Three months ended March 31, 1999            Three months ended March 31, 1998
                          ----------------------------------------     ----------------------------------------
                          Individual   Institutional      Total        Individual   Institutional      Total
                          ----------     ----------     ----------     ----------     ----------     ----------
Total revenues            $1,104,409     $  818,901     $1,923,310     $  956,977     $  848,133     $1,805,110
Net revenues                 955,113        359,778      1,314,891        826,262        288,715      1,114,977
Income before taxes
and minority interest        155,483        109,536        265,019        118,778         79,417        198,195

Total assets for the Individual and Institutional segments were $18,730,991 and $39,298,691, respectively, at March 31, 1999 and $18,330,427 and $35,845,494,
respectively at December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's principal business activities are, by their nature, affected by many factors, including general economic and financial conditions, the level and volatility of interest rates, currency and security valuations, competitive conditions, counterparty risk, transactional volume, market liquidity and technological changes. As a result, revenues and profitability have been in the past, and are likely to continue to be, subject to fluctuations reflecting the impact of these factors.

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

Economic conditions were healthy during the first quarter of 1999. The annualized rate of real GDP growth in the first quarter was 3.7 percent versus
6.0 percent in the fourth quarter of 1998 and 5.5 percent in the first quarter a year ago. Inflation remained relatively low during the first quarter of 1999. In March the Consumer Price Index rose just 0.2 percent after rising only 0.1 percent in January and February, respectively. The yield on the 30-year U.S. Treasury bonds was 5.6 percent at March 31, 1999, a 53 basis point increase from the 5.1 percent at December 31, 1998. The yield on the 30-year U.S. Treasury bonds, however, was down from the 5.9 percent at March 31, 1998.

The equity markets were buoyant, continuing the recovery from 1998's third quarter contraction, but fell short of the extremely rapid pace set in the first quarter of 1998. The Dow Jones Industrial Average increased 6.6 percent in the first quarter of 1999, compared to 11.3 percent for the same period in 1998. The S&P 500 stock index appreciated 4.6 percent as compared with 13.5 percent in the 1998 quarter. The NASDAQ Composite Index advanced 12.2 percent in the first three months of 1999, down from 16.9 percent in 1998. Stock market volume rose, however, easily beating the 1998 figures. Average daily volume on the New York Stock Exchange was 797.5 million shares in the first quarter of 1999, versus
624.5 million shares in 1998. NASDAQ volume increased from 740.4 million shares in the first quarter of 1998 to 968.8 million shares in 1999.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 compared to Quarter Ended March 31, 1998

For the quarter-ended March 31, 1999, the Company achieved its strongest quarterly earnings and revenues in the firm's 119-year history. The Company's net income for the period ended March 31, 1999 was a record $160.6 million, or $1.06 per basic share ($1.01 per diluted share) compared to net income of $120.7 million, or $0.82 per basic share ($0.77 per diluted share) earned during the first quarter of 1998. During the first quarter of 1999, revenues, net of interest expense, were a record $1,314.9 million, 17.9 percent higher than the first quarter of 1998.

Commission revenues earned during the first quarter of 1999 were a record $478.9 million, 17.3 percent higher than the $408.1 million earned during the prior year quarter. Commissions on the sale of listed securities and options increased $40.6 million or 16.5 percent, mutual fund and insurance commissions increased $13.7 million or 12.4 percent, and commissions from over-the-counter securities and commodities increased $16.7 million or 32.6 percent.

Principal transactions revenues increased $37.2 million, or 13.4 percent, to a record $314.2 million reflecting higher trading results in taxable fixed income and municipal securities offset by lower trading results in equity securities, reflecting the market and economic conditions described above.

Asset management fees increased $47.3 million, or 29.8 percent to a record $206.1 million, reflecting higher revenues earned on managed accounts. Average assets in wrap and trust accounts during the first quarter of 1999 were approximately 41.2 percent higher than during the first quarter of 1998. The increase also reflects higher investment advisory and distribution fees earned on assets managed in long-term and money market funds. The average assets

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


under management in money market, institutional and long-term mutual funds were approximately $59.3 billion during the first quarter of 1999 and approximately $52.3 billion during the first quarter of 1998.

Investment banking revenues earned during the first quarter of 1999 were $126.0 million, slightly higher than the $125.0 million earned during the first quarter of 1998. The current year quarter reflects increases in municipal securities underwriting fees, management fees and selling concessions as well as private placement and other fees. The Company increased its volume of lead-managed, municipal issues from the prior year quarter. As a result, the Municipal Securities Group ranked number one in the industry for lead-managed negotiated underwriting for the first quarter 1999.

Net interest increased $36.5 million, or 32.5 percent to a record $148.7 million primarily due to more favorable interest rate spreads on fixed income positions and increased margin interest.

Compensation and benefits expenses for the quarter ended March 31, 1999 were $768.7 million, an 18.2 percent increase as compared to $650.6 million during the prior year quarter. The number of employees at March 31, 1999 increased 1,223, or 7.3 percent, as compared to the prior year quarter reflecting an additional 632 Private Client Group financial advisors, as well as related financial advisor and technology support personnel. Also, the Company's operating results for the first quarter of 1999 versus the prior year quarter resulted in higher production-based compensation to Private Client Group financial advisors, and higher performance-based compensation. Compensation and benefits as a percent of net revenues was slightly higher at 58.5 percent during the first quarter of 1999 compared to 58.3 percent for the prior year quarter.

All other operating expenses increased $15.0 million, or 5.6 percent to $281.2 million, as compared to $266.2 million for the prior year quarter. Office and equipment expenses increased $8.9 million, or 12.3 percent principally due to an increase in office space and equipment necessary to support the additional headcount, as well as normal escalation costs. Communications expenses increased $4.5 million, or 11.8 percent principally due to the Company's implementation of advanced telecommunications technology related to the new fixed income trading floor and the new ConsultWorks platforms, as well as additional employee headcount. Business development expenses increased $1.8 million, or 8.1 percent reflecting higher advertising costs associated with the Company's new advertising campaign. Other expenses increased $4.1 million, or 5.4 percent principally due to increased levels of business activities. Professional services expenses reflect lower management consulting expenses relating to the millennium project. The ratio of non-compensation expenses as a percentage of net revenues was 21.4 percent for the quarter ended March 31, 1999 compared to
23.9 percent for the prior year quarter.

The effective income tax rate for the quarter ended March 31, 1999 was 36.4 percent compared to 35.0 percent from the prior year quarter reflecting an increase in non-deductible expenses.

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

The Company's total assets at March 31, 1999 were $58.0 billion compared to $54.2 billion at December 31, 1998, primarily attributable to an increase in trading assets, securities purchased under agreements to resell, securities borrowed and receivables from clients. The majority of the Company's assets are financed by daily operations such as

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. The Company regularly reviews its mix of assets and liabilities to maximize self-funding. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and long-term borrowings.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has a $1.2 billion unsecured revolving credit agreement which extends through November 1999, with provisions for renewal through 2001. Certain of the Company's subsidiaries also have a secured revolving credit facility to provide up to an aggregate of $750 million through August 1999, with provisions for renewal through August 2000. The secured borrowings under this facility can be collateralized using a variety of securities. The facilities are available for general corporate purposes. At March 31, 1999, there were no outstanding borrowings under these credit facilities. Additionally, the Company had approximately $5.0 billion in uncommitted lines of credit at March 31, 1999.

The Company maintains public shelf registration statements with the SEC for the issuance of debt securities of the Company and for the issuance of preferred securities of PWG Capital Trusts III, IV and V ("Preferred Trust Securities"), business trusts formed under the Delaware law which are wholly owned subsidiaries of the Company. During the first quarter of 1999, the Company issued $267.0 million (of which $120 million of medium-term notes were included in short-term borrowings) of debt under these registration statements. Also during the first quarter of 1999, the Company registered an additional $600 million of preferred securities. At March 31, 1999, the Company had $2,601.1 million in debt securities available for issuance under a shelf registration statement and $706.2 million in Preferred Trust Securities and debt securities of the Company available for issuance under two other registration statements.

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy which provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base.

The Company's total capital base, which includes long-term borrowings, preferred securities and stockholders' equity, grew to a record $7.5 billion at March 31, 1999, an increase of $262.4 million from December 31, 1998. The growth in total capital is primarily due to the net increase in long-term borrowings of $110.0 million and a net increase in stockholders' equity of $152.2 million.

The net increase in long-term borrowings primarily reflects the net issuance of medium-term notes of $108.5 million. The increase in stockholders' equity is primarily the result of net income for the three months ended March 31, 1999 of $160.6 million and the issuance of approximately 1,857,000 shares of common stock related to employee compensation and stock purchase programs. Issuances and tax credits related to these programs had the net effect of increasing equity capital by $71.8 million. These increases were offset by the repurchase of approximately 1,535,000 shares of common stock for $56.4 million and dividends accrued of $22.1 million. At March 31, 1999, the remaining number of shares authorized to be repurchased, in the open market or otherwise, under the Company's common stock repurchase program was 24,410,547.

On May 6, 1999, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.11 per share payable on July 2, 1999 to stockholders of record on June 3, 1999.

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

Merchant Banking and Highly Leveraged Transactions

In connection with its merchant banking, commercial real estate, and asset financing activities, the Company has provided financing and made investments in companies, some of which are involved in highly leveraged transactions. Positions taken or commitments made by the Company may involve credit or market risk from any one issuer or industry.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


At March 31, 1999, the Company had investments in merchant banking transactions which were affected by liquidity, reorganization or restructuring issues amounting to $24.7 million, net of reserves, compared to $19.4 million, net of reserves, at December 31, 1998. These investments have not had a material effect on the Company's results of operations.

The Company's activities also include underwriting and market-making transactions in high-yield corporate debt and non-investment-grade mortgage-backed securities, and emerging market securities (collectively, "high-yield securities"). These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness or lower credit ratings and are, therefore, more vulnerable to general economic conditions. At March 31, 1999, the Company held $454.1 million of high-yield securities, with approximately 19 percent of such securities attributable to two issuers. The Company continually monitors its risk positions associated with high-yield securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in "Principal transactions" revenues. These high-yield securities have not had a material effect on the Company's results of operations.

DERIVATIVE FINANCIAL INSTRUMENTS

A derivative financial instrument is a contractual agreement between counterparties that derives its value from changes in the value of some underlying asset such as the price of another security, interest rates, currency exchange rates, specified rates (e.g. LIBOR) or indices (e.g. S&P 500), or other value referenced in the contract. Derivatives, such as futures, certain option contracts and structured products (e.g. indexed warrants) are traded on exchanges, while derivatives such as forward contracts, certain option contracts, interest rate swaps, caps and floors, and other structured products are negotiated in over-the-counter markets.

In the normal course of business, the Company engages in a variety of derivative transactions in connection with its proprietary trading activities and asset and liability management, as well as on behalf of its clients. As a dealer, the Company regularly makes a market in and trades a variety of securities. The Company is also engaged in creating structured products that are sold to clients. In connection with these activities, the Company attempts to reduce its exposure to market risk by entering into offsetting hedging transactions, which may include derivative financial instruments. The Company also enters into interest rate swap contracts to manage the interest rate characteristics of its assets and liabilities.

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the Condensed Consolidated Statement of Financial Condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $91.5 billion and $84.6 billion at March 31, 1999 and December 31, 1998, respectively. These amounts included $66.5 billion and $64.3 billion, respectively, related to "to be announced" mortgage-backed securities requiring forward settlement. Also included in these amounts were $3.0 billion and $3.1 billion notional amounts of interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt at March 31, 1999 and December 31, 1998, respectively. For further discussion on the Company's derivative financial instruments, see
Note 5 in the Notes to Condensed Consolidated Financial Statements.

The Company records any unrealized gains and losses on its derivative contracts used in a trading capacity by marking-to-market the contracts on a daily basis. The unrealized gain or loss is recorded on the Condensed Consolidated Statements of Financial Condition with the related profit or loss reflected in "Principal transactions" revenues. The Company accrues interest income and expense on interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt. These interest rate swap agreements had the effect of reducing net interest expense on the Company's fixed rate debt by $5.8 million and $2.9 million for the three months ended March 31, 1999 and 1998, respectively. The Company had no deferred gains or losses recorded at March 31, 1999 and December 31, 1998 related to terminated swap agreements on the Company's long-term borrowings.

The fair value of an exchange-traded derivative financial instrument is determined by quoted market prices, while over-the-counter derivatives are valued based upon pricing models which consider time value and volatility, as well as other economic factors. The fair values of the Company's derivative financial instruments held for trading purposes at March

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


31, 1999 were $167.8 million and $347.2 million for assets and liabilities, respectively, and are reflected on the Condensed Consolidated Statements of Financial Condition. The fair values of these instruments at December 31, 1998 were $191.4 million and $217.8 million for assets and liabilities, respectively.

The Company's exposure to market risk relates to changes in interest rates, equity prices, foreign currency exchange rates or the market values of the assets underlying the financial instruments. The Company's exposure to credit risk at any point is represented by the fair value or replacement cost on contracts in which the Company has recorded an unrealized gain. At March 31, 1999 and December 31, 1998, the fair values amounted to $167.8 million and $191.4 million, respectively. The risks inherent in derivative financial instruments are managed consistent with the Company's overall risk management policies. (See Risk Management section below)


RISK MANAGEMENT

Risk is an inherent part of the Company's principal business activities. Managing risk is critical to the Company's profitability and to reducing the likelihood of earnings volatility. The Company's risk management policies and procedures have been established to continually identify, monitor and manage risk. The Company's principal risks are market, credit, liquidity, legal and operating risks. Included below is a discussion on market risk. For further discussion on the Company's principal risks, see the Company's 1998 Annual Report to Stockholders.

The Company seeks to manage risk and its impact on earnings volatility through strategic planning and by focusing on the diversification of its business activities. Through capital allocation, and the establishment of trading limits by product and credit limits by counterparty, the Company manages the risk associated with the various businesses. The Company may reallocate or deploy capital to the business groups based upon changes in market conditions or opportunities in the marketplace that are consistent with the Company's long-term strategy.

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

The following is a discussion of the Company's primary market risk exposures at March 31, 1999 and December 31, 1998 and how those exposures are managed:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Interest Rate Risk

In connection with the Company's dealer activities, the Company is exposed to interest rate risk due to changes in the level or volatility of interest rates, changes in the yield curve, mortgage prepayments and credit spreads. The Company attempts to mitigate its exposure to interest rate risk by entering into hedging transactions such as U.S. government and Eurodollar forwards and futures contracts, options, and interest rate swap and cap agreements. The Company also issues fixed rate instruments in connection with its nontrading activities, which expose the Company to interest rate risk. The Company enters into interest rate swap agreements which are designed to mitigate its exposure by effectively converting its fixed rate liabilities into floating rate liabilities.

Equity Price Risk

In connection with the Company's dealer activities, the Company buys and sells equity and equity derivative instruments. The Company is exposed to equity price risk due to changes in the level or volatility of equity prices. The Company attempts to mitigate its exposure to equity price risk by entering into hedging transactions including equity option agreements.

Sensitivity Analysis

For purposes of the SEC disclosure requirements, the Company has elected to use a sensitivity approach to express the potential loss in future earnings of its financial instruments. In preparing the analysis, the Company has combined both derivative and non-derivative financial instruments held for trading purposes with those held for purposes other than trading because the amounts were not material.

The sensitivity calculation employed to analyze interest rate risk on fixed income financial instruments was based on a proprietary methodology which converted substantially all the Company's interest rate sensitive financial instruments at March 31, 1999 and December 31, 1998, into a uniform benchmark (a ten year U.S. Treasury note equivalent), and evaluated the impact assuming a 13 basis point change to the ten-year U.S. Treasury note at March 31, 1999 and December 31, 1998, respectively. The hypothetical basis point change was derived from a proprietary model which, uses a one-day interval and a 95 percent confidence level, and was based on historical data over a one-year period. This analysis does not consider other factors that may influence these results, such as credit spread risk, prepayment risk on mortgage-backed securities or changes in the shape of the yield curve. The sensitivity calculation employed to analyze equity price risk on its equity financial instruments was based on a 2 percent move in the Dow Jones Industrial Average at March 31, 1999 and December 31, 1998, respectively, using a one-day interval and a 95 percent confidence level, and was based on historical data over a one-year period. Based upon the aforementioned methodologies, the Company's potential daily loss in future earnings at March 31, 1999 was approximately $6 million and $0.3 million for interest rate risk and equity price risk, respectively, and the Company's potential daily loss in future earnings at December 31, 1998 was approximately $9 million and $0.1 million for interest rate risk and equity price risk, respectively.

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

The Company is now executing a comprehensive plan in an attempt to achieve Year 2000 compliance. The plan consists of tens of thousands of component tasks organized into five phases: Awareness, Inventory / Assessment, Remediation, Implementation and Testing.

The Company has completed the Awareness and Inventory / Assessment phases, covering both information technology ("IT") hardware and software and other non-IT assets. The Inventory/Assessment phase involved more than 3,800 types of assets grouped into the following eight broad classes: Business Relationships, Systems (Software), External Interfaces, Hardware (including mainframe, distributed and desktop hardware), Market Data Services, Office Equipment, Facilities and Telecommunications.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Remediation and Implementation phases of the Company's plan specify a strategy for each asset type and assign remediation tasks to either third party resources, Company personnel or in some cases, original manufacturers. Certain assets may be replaced or retired. Remediation of the Company's application software is complete and all changes have been implemented. Remediation of Hardware, Office Equipment and Facilities assets, including desktop computers and servers, and implementation of necessary changes is substantially complete and will be completed in the second quarter of 1999.

The remaining asset categories - Business Relationships, External Interfaces, Market Data Services and Telecommunications - are part of an extensive network of business partners and external providers of products and services that include the major securities and commodities exchanges, self-regulatory organizations, industry clearing and depository institutions, other broker-dealers, commercial banks with which the Company has multiple-user business relationships, and hardware and software technology providers. The Company has inquired whether they have made the necessary efforts to meet their own Year 2000 objectives and has received oral and written responses. The Company's assessment of these responses is in progress. For crucial relationships, the Company's procedures may include joint testing of systems and site visits.

The Testing phase of the plan is substantially complete and all Company developed software has been returned to production in preparation for integrated, system-wide internal testing scheduled to be completed in the second quarter of 1999. Testing of external interfaces will be completed in the second quarter of 1999, and includes additional securities industry-wide testing that began in March 1999.

Nearly every aspect of the Company's business depends on the accurate processing of date-related information. As a result, failure by the Company or one or more of its third-party relationships to successfully remediate systems for Year 2000 issues poses the risk of material disruption to operations and material financial loss. A failure on the part of the Company to identify and implement solutions to all Year 2000 issues could result in systems failures or outages, inaccuracies in processing trades or other transactions affecting customer or proprietary accounts, an inability to reconcile to and settle with counterparties and other business disruptions. In addition, third parties with whom the Company has a relationship could fail in some element of their Year 2000 efforts. The Company's operations are highly dependent on the services of the securities and commodities exchanges, depositories, certain banking relationships, electric utilities and telecommunications networks, and a failure by one of these institutions could disrupt the operations of the Company as well as the securities and commodities industries as a whole. The scope the of Company's relationship with individual customers, broker-dealer counterparties and vendors varies widely as does the resulting risk should any one of them fail to achieve Year 2000 compliance. The Company has ongoing communications with important third party relationships regarding third party Year 2000 risks. The success of such third parties achieving Year 2000 compliance can not be adequately gauged at this time.

The Company has developed contingency plans to be executed should a Year 2000 failure affect the Company's own operations or those of a significant third party. There can be no assurance that alternative arrangements have been identified for all material risks or contingencies, or that these contingency plans will be effective.

The Company estimates the incremental cost of achieving Year 2000 compliance to be approximately $65 million of which approximately $50 million has been incurred through March 31, 1999. Costs relating to the Year 2000 conversion are expensed as incurred. The estimated cost to resolve the Year 2000 issue and the timing of achieving compliance are management's best estimates based on current assessments of the scope of efforts required, the availability and cost of trained personnel and of third party resources. Factors that could cause actual results to differ materially from management estimates of future costs and timing of remediation include, but are not limited to: the successful identification of Company system-wide two-digit year codes; the adequacy of labor rate and consulting fee estimates; the success of suppliers and counterparties in achieving Year 2000 compliance or delivering compliant products to the Company; and the success of securities and commodities exchanges, self-regulatory organizations, industry clearing and depository institutions, other broker-dealers, and commercial banks in achieving Year 2000 compliance. There can be no guarantee that future results will not differ materially from the plan, resulting in changes to actual costs incurred and the timing of compliance.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

No significant events have occurred since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Proxies for the Annual meeting of Stockholders held on May 6, 1999 were solicited by the Company pursuant to Regulation 14A of the Securities Act of 1934, as amended.

(c)   Matters voted upon at the Annual Meeting of Stockholders:

      (1) The election of four directors to the Board of Directors to hold office for a term of three years. There was no solicitation in opposition of the nominees and all such nominees were elected. There were no broker non- votes with respect to the election of Directors.

                                                   Votes for      Votes Withheld
                                                   ---------      --------------
            Reto Braun                            119,786,615       1,151,749
            Joseph J. Grano, Jr.                  119,732,276       1,206,088
            James W. Kinnear                      119,728,504       1,209,860
            Donald B. Marron                      119,651,080       1,287,284

      (2)   The approval of the 1999 Executive Incentive Compensation Plan.

            Votes for:                            114,275,360
            Votes against:                          6,226,254
            Abstentions:                              436,750

      (3) The ratification of the selection by the Board of Directors of Ernst & Young LLP as the Company's independent public accountants for the 1999 fiscal year.

            Votes for:                            120,561,789
            Votes against:                            215,855
            Abstentions:                              160,720

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed herewith:

      Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

      Exhibit 12.2 - Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

      Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K dated May 13, 1999 with the Securities and Exchange Commission reporting under "Item 5-Other Events" and "Item 7-Exhibit" relating to the Company's press release which, among other things, reported financial results for the three month period ending March 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Paine Webber Group Inc.
                                             (Registrant)


Date: May 17, 1999                      By: /s/ Regina A. Dolan
      ------------------                --------------------------------
                                        Regina A. Dolan
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (principal financial and
                                        accounting officer)