Form 10-Q
period 1999-06-30
PAINE WEBBER GROUP INC
filed 1999-08-16
CIK 75754

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999

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

         YES   [X]      NO   [_]

On August 6, 1999, the Registrant had outstanding 145,576,877 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                            PAINE WEBBER GROUP INC.
                                   FORM 10-Q
                                 JUNE 30, 1999

                                TABLE OF CONTENTS


     PART I.                   FINANCIAL INFORMATION                                              Page
         Item 1.               Financial Statements.

                               Condensed Consolidated Statements of Income
                               (unaudited) for the Three and Six Months Ended
                               June 30, 1999 and 1998.                                              2

                               Condensed Consolidated Statements of Financial
                               Condition (unaudited) at June 30, 1999
                               and December 31, 1998.                                               3

                               Condensed Consolidated Statements of Cash Flows
                               (unaudited) for the Six Months Ended
                               June 30, 1999 and 1998.                                              4

                               Notes to Condensed Consolidated Financial Statements
                               (unaudited).                                                         5-13

         Item 2.               Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations.                                                         14-22

     PART II.                  OTHER INFORMATION

         Item 1.               Legal Proceedings.                                                  23
         Item 6.               Exhibits and Reports on Form 8-K.                                   23

                               Signature.                                                          24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PAINE WEBBER GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

          (In thousands of dollars except share and per share amounts)


                                                            Three Months Ended              Six Months Ended

                                                                  June 30,                       June 30,
                                                          ------------------------      ------------------------
                                                             1999         1998              1999         1998
                                                          -----------  -----------      -----------  -----------
REVENUES

       Commissions                                       $    488,878    $    402,094    $    967,751    $    810,218
       Principal transactions                                 279,846         244,146         594,054         521,109
       Asset management                                       224,487         182,128         430,538         340,864
       Investment banking                                     160,133         176,687         286,086         301,656
       Interest                                               770,271         860,707       1,527,431       1,663,085
       Other                                                   47,363          34,521          88,428          68,461
                                                         ------------    ------------    ------------     -----------
           Total revenues                                   1,970,978       1,900,283       3,894,288       3,705,393
           Interest expense                                   623,071         738,115       1,231,490       1,428,248
                                                         ------------    ------------    ------------     -----------
           Net revenues                                     1,347,907       1,162,168       2,662,798       2,277,145
                                                         ------------    ------------    ------------     -----------

NON-INTEREST EXPENSES

          Compensation and benefits                           780,078         682,088       1,548,792       1,332,663
          Office and equipment                                 89,330          74,862         170,782         147,402
          Communications                                       42,645          37,140          84,848          74,896
          Business development                                 28,534          26,290          52,401          48,369
          Brokerage, clearing & exchange fees                  23,487          22,081          47,877          47,577
          Professional services                                32,397          30,390          62,849          63,982
          Other                                                81,769          77,318         160,563         152,062
                                                         ------------    ------------    ------------     -----------
           Total non-interest expenses                      1,078,240         950,169       2,128,112       1,866,951
                                                         ------------    ------------    ------------     -----------

INCOME BEFORE TAXES AND MINORITY INTEREST                     269,667         211,999         534,686         410,194
      Provision for income taxes                               98,102          74,437         194,461         143,836
                                                         ------------    ------------    ------------     -----------

INCOME BEFORE MINORITY INTEREST                               171,565         137,562         340,225         266,358
           Minority interest                                    8,061           8,061          16,122          16,122
                                                         ------------    ------------    ------------     -----------

NET INCOME                                               $    163,504    $    129,501    $    324,103    $    250,236
                                                         ============    ============    ============     ===========

Net income applicable to common shares                   $    157,555    $    123,589    $    312,205    $    238,413
                                                         ============    ============    ============     ===========
Earnings per common share:
         Basic                                           $       1.08    $       0.88    $       2.14    $       1.71
         Diluted                                         $       1.02    $       0.82    $       2.02    $       1.59
Weighted-average common shares:

         Basic                                            145,742,741     140,032,972     145,631,920     139,609,704
         Diluted                                          154,960,397     151,161,713     154,305,795     150,177,958


Dividends declared per common share                      $       0.11    $       0.11    $       0.22    $         0.22






See notes to condensed consolidated financial statements.

                            PAINE WEBBER GROUP INC.
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                                                                    June 30,            December 31,
                                                                                                      1999                  1998
                                                                                                  ------------         -------------
ASSETS
Cash and cash equivalents                                                                         $    298,020         $    228,359
Cash and securities segregated and on deposit for
    federal and other regulations                                                                      685,857              631,272

Trading assets                                                                                      21,515,370           19,299,869
Securities received as collateral                                                                      988,079            1,189,331
                                                                                                  ------------         ------------
     Total trading assets, at fair value                                                            22,503,449           20,489,200

Securities purchased under agreements to resell                                                     14,523,964           14,217,062
Securities borrowed                                                                                  8,914,986            8,717,476
Receivables, net of allowance for doubtful accounts of
    $18,222 and $20,496 at June 30, 1999 and

    December 31, 1998, respectively                                                                  8,906,407            7,876,619
Office equipment and leasehold improvements, net of accumulated depreciation and amortization of $475,815 and $431,460 at

    June 30, 1999 and December 31, 1998, respectively                                                  492,462              434,895
Other assets                                                                                         1,781,902            1,581,038
                                                                                                  ------------         ------------
                                                                                                  $ 58,107,047         $ 54,175,921
                                                                                                  ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings                                                                             $  1,184,494         $  1,417,783
Trading liabilities, at fair value                                                                   8,040,353            5,177,099
Securities sold under agreements to repurchase                                                      25,646,267           23,948,872
Securities loaned                                                                                    4,983,659            4,969,638
Obligation to return securities received as collateral                                                 988,079            1,189,331
Payables                                                                                             6,314,705            7,519,368
Other liabilities and accrued expenses                                                               2,721,347            2,675,520
Long-term borrowings                                                                                 4,942,785            4,255,802
                                                                                                  ------------         ------------
                                                                                                    54,821,689           51,153,413
                                                                                                  ------------         ------------
Commitments and contingencies

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary

    Trusts holding solely Company Guaranteed Related Subordinated Debt                                 393,750              393,750
Redeemable Preferred Stock                                                                             190,464              189,815

Stockholders' Equity:

    Common stock, $1 par value, 400,000,000 shares authorized, issued
          192,585,042 shares and 191,047,151 shares at

          June 30, 1999 and December 31, 1998, respectively                                            192,585              191,047
    Additional paid-in capital                                                                       1,601,052            1,525,938
    Retained earnings                                                                                1,969,134            1,689,386
    Treasury stock, at cost; 47,216,571 shares and 45,527,707 shares at

          June 30, 1999 and December 31, 1998, respectively                                         (1,054,060)            (962,792)
    Accumulated other comprehensive income                                                              (7,567)              (4,636)
                                                                                                  ------------         ------------
                                                                                                     2,701,144            2,438,943
                                                                                                  ------------         ------------
                                                                                                  $ 58,107,047         $ 54,175,921
                                                                                                  ============         ============

See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                            (In thousands of dollars)

                                                                                         Six Months Ended
                                                                                             June 30,

                                                                                     1999                1998
                                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                  $   324,103          $  250,236
     Adjustments to reconcile net income to cash
         used for operating activities:
     Noncash items included in net income:

         Depreciation and amortization                                                49,206              35,456
         Deferred income taxes                                                       (10,317)             46,732
         Amortization of deferred charges                                             51,736              53,559
     (Increase) decrease in operating assets:

         Cash and securities on deposit                                              (54,585)            (24,932)
         Trading assets                                                           (2,200,354)         (2,324,744)
         Securities purchased under agreements to resell                            (306,902)         (1,857,032)
         Securities borrowed                                                        (197,510)            251,021
         Receivables                                                              (1,032,062)         (1,120,493)
         Other assets                                                               (243,111)           (377,786)
     Increase (decrease) in operating liabilities:
         Trading liabilities                                                       2,863,254           1,560,244
         Securities sold under agreements to repurchase                            1,697,395           1,902,372
         Securities loaned                                                            14,021             755,494
         Payables                                                                 (1,204,663)            235,781
         Other                                                                        85,416             (28,027)
                                                                              --------------       --------------
         Cash used for operating activities                                         (164,373)           (642,119)
                                                                               --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for:

       Office equipment and leasehold improvements                                  (110,289)            (90,833)
                                                                                 ------------       ------------
       Cash used for investing activities                                           (110,289)            (90,833)
                                                                                 ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net (payments on) proceeds from short-term borrowings                          (233,289)            469,602
     Proceeds from:
         Long-term borrowings                                                        875,985             641,459
         Employee stock transactions                                                  56,593              35,741
     Payments for:

         Long-term borrowings                                                       (190,180)           (223,132)
         Repurchases of common stock                                                (121,080)            (59,465)
         Dividends                                                                   (43,706)            (42,068)
                                                                               --------------       -------------
         Cash provided by financing activities                                       344,323             822,137
                                                                                ------------        ------------
     Increase in cash and cash equivalents                                            69,661              89,185
         Cash and cash equivalents, beginning of period                              228,359             233,787
                                                                                ------------        ------------
         Cash and cash equivalents, end of period                                $   298,020         $   322,972
                                                                                 ===========         ===========


See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          (In thousands of dollars except share and per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentations. The December 31, 1998 Condensed Consolidated Statement of Financial Condition was derived from the audited consolidated financial statements of the Company. The financial information as of and for the periods ended June 30, 1999 and 1998 is unaudited. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been made.

Certain financial information that is normally in annual financial statements but is not required for interim reporting purposes has been condensed or omitted. The condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year.

Statement of Cash Flows

Total interest payments, which relate principally to agreements to repurchase, short-term borrowings, securities loaned and long-term borrowings, were $1,211,332 and $1,465,639 for the six months ended June 30, 1999 and 1998, respectively. Income taxes paid were $118,274 and $104,585 for the six months ended June 30, 1999 and 1998, respectively.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the consolidated statements of financial condition. The accounting for changes in the fair value of a derivative instrument will depend on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives and, in certain cases, the hedged items are to be reflected in either the consolidated statements of income or as a component of other comprehensive income, based upon the resulting designation. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this statement on the Company's Consolidated Financial Statements, taken as a whole.

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

NOTE 2: TRADING ASSETS AND LIABILITIES

At June 30, 1999 and December 31, 1998, trading assets and liabilities, recorded at fair value or amounts approximating fair value, consisted of the following:

                                                                                June 30,             December 31,
                                                                                  1999                  1998
                                                                            -------------            -------------
    Trading assets:
       U.S. government and agencies                                         $   7,561,634            $   4,858,189
       Mortgages and mortgage-backed                                            8,665,234                8,861,944
       Corporate debt                                                           1,818,824                2,466,322
       Commercial paper and other short-term debt                               1,790,036                1,534,913
       Equities                                                                   849,232                1,078,322
       State and municipals                                                       830,410                  500,179
                                                                             ------------           --------------
                                                                               21,515,370               19,299,869
       Securities received as collateral                                          988,079                1,189,331
                                                                             ------------           --------------
                                                                             $ 22,503,449             $ 20,489,200
                                                                             ============             ============
    Trading liabilities:

       U.S. government and agencies                                         $   6,393,034            $   4,031,254
       Mortgages and mortgage-backed                                              232,272                   79,521
       Corporate debt                                                           1,070,527                  837,099
       Equities                                                                   310,494                  215,991
       State and municipals                                                        34,026                   13,234
                                                                            -------------            -------------
                                                                            $   8,040,353            $   5,177,099
                                                                            =============            =============

NOTE 3: LONG-TERM BORROWINGS

Long-term borrowings at June 30, 1999 and December 31, 1998 consisted of the following:

                                                                              June 30,               December 31,
                                                                                1999                     1998
                                                                            -------------            -------------
Fixed Rate Notes due 2000 - 2014                                            $   2,487,009            $   1,961,340
Fixed Rate Subordinated Notes due 2002                                            174,721                  174,677
Medium-Term Senior Notes                                                        2,122,855                1,936,835
Medium-Term Subordinated Notes                                                    158,200                  182,950
                                                                            -------------            -------------
                                                                            $   4,942,785            $   4,255,802
                                                                            =============            =============

At June 30, 1999, interest rates on the fixed rate notes and fixed rate subordinated notes ranged from 6.38 percent to 9.25 percent and the weighted-average interest rate on these notes outstanding at June 30, 1999 was
7.16 percent. Interest on the notes is payable semi-annually. The fixed rate notes and fixed rate subordinated notes outstanding at June 30, 1999 had an average maturity of 5.6 years.

At June 30, 1999, the Company had outstanding $1,355,905 of fixed rate Medium-Term Notes and $925,150 of variable rate Medium-Term Notes. The Medium-Term Notes outstanding at June 30, 1999 had an average maturity of 4.5 years and a weighted-average interest rate of 6.37 percent.

At June 30, 1999 and December 31, 1998, the fair values of long-term borrowings were $4,904,753 and $4,325,014, respectively, as compared to the carrying amounts of $4,942,785 and $4,255,802, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for substantially all of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating rate payments.

The net fair values of the interest rate swaps were $27,786 payable and $122,053 receivable at June 30, 1999 and December 31, 1998, respectively. The fair value of interest rate swaps used to hedge the Company's fixed rate debt is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates.

The carrying amounts of the interest rate swap agreements included in the Company's Condensed Consolidated Statements of Financial Condition at June 30, 1999 and December 31, 1998 were net receivables of $12,564 and $8,827, respectively. See Note 5 for further discussion of interest rate swap agreements used for hedging purposes.

NOTE 4: CAPITAL REQUIREMENTS

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2 percent of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4 percent of such aggregate debit items. Business may not be expanded if net capital is less than 5 percent of such aggregate debit items. As of June 30, 1999, PWI's net capital of $1,144,367 was 12.1 percent of aggregate debit items and its net capital in excess of the minimum required was $946,736.

NOTE 5: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Held or Issued for Trading Purposes

Set forth below are the gross contract or notional amounts of the Company's outstanding off-balance-sheet derivative and other financial instruments held or issued for trading purposes. These amounts are not reflected in the Condensed Consolidated Statements of Financial Condition and are indicative only of the volume of activity at June 30, 1999 and December 31, 1998. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions. The amounts are netted by counterparty only when specific conditions are met.

                                                                                     Notional or Contract Amount
                                                                   -----------------------------------------------------------------
                                                                           June 30, 1999                     December 31, 1998
                                                                   -----------------------------        ----------------------------
                                                                    Purchases           Sales           Purchases            Sales
                                                                    ---------        -----------        ---------        -----------
Mortgage-backed forward contracts
   and options written and purchased                               $26,544,086       $32,791,507       $30,296,601       $35,558,370

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                                              1,994,790         2,001,660         2,709,421         2,628,824

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                                        152,302           190,468           156,519           332,248

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                                              4,993,292         2,059,055         3,890,619         4,336,300

Interest rate swaps and caps                                         1,295,880           459,898         1,292,620           282,546

Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of June 30, 1999 and December 31, 1998.

                                                                           Fair Value at                      Fair Value at
                                                                            June 30, 1999                     December 31, 1998
                                                                      ----------------------------        --------------------------
                                                                       Assets         Liabilities        Assets         Liabilities
                                                                      --------        -----------        ------         -----------
Mortgage-backed forward contracts and
  options written and purchased                                       $180,667          $230,454          $ 85,995          $ 76,315

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                                                 18,227            17,872            31,622            31,726

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                                         67,452            41,226            26,806            46,606

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                                                 11,666             7,120            12,183            55,015

Interest rate swaps and caps                                            20,554             6,243            34,749             8,096

Set forth below are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended June 30, 1999 and the twelve months ended December 31, 1998. The average fair value is based on the average of the month-end balances during the periods indicated.

                                                                           Average Fair Value               Average Fair Value
                                                                           Three Months Ended               Twelve Months Ended
                                                                              June 30, 1999                  December 31, 1998
                                                                              -------------                  -----------------

                                                                       Assets          Liabilities         Assets        Liabilities
                                                                       ------          -----------         ------        -----------
Mortgage-backed forward contracts and
  options written and purchased                                       $193,756          $180,962          $158,215          $146,522

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                                                 19,856            19,804            46,222            45,895

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                                         64,895            41,767            20,836            42,995

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                                                  9,881            44,546            16,547            41,786

Interest rate swaps and caps                                            17,238             5,165            13,423            40,760

The Company also enters into agreements to sell securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Condensed Consolidated Statements of Financial Condition.

The off-balance-sheet derivative trading transactions are generally short-term. At June 30, 1999 approximately 98 percent of the off-balance-sheet trading-related derivative and other financial instruments had remaining maturities of less than one year.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Condensed Consolidated Statements of Financial Condition and amounted to $298,566 and $191,355 at June 30, 1999 and December 31, 1998, respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The following table summarizes the Company's principal transactions revenues by business activity for the three months and six months ended June 30, 1999 and 1998. Principal transactions revenues include realized and unrealized gains and losses on trading positions, including hedges. In assessing the profitability of its trading activities, the Company views net interest and principal transactions revenues in the aggregate.

                                                                                           Principal Transactions Revenues
                                                                                           -------------------------------
                                                                                       Three Months                 Six Months
                                                                                        Ended June 30,              Ended June 30,
                                                                                    ---------------------     ----------------------
                                                                                      1999         1998        1999           1998
                                                                                    ---------    ---------    ---------    ---------
Taxable fixed income (includes futures, forwards,
     options contracts and other securities)                                         $137,646     $132,635     $332,050     $274,118
Equities (includes stock index futures, forwards and options contracts)               107,424       74,794      192,331      179,090
Municipals                                                                             34,776       36,717       69,673       67,901
                                                                                     --------     --------     --------     --------
                                                                                     $279,846     $244,146     $594,054     $521,109
                                                                                     ========     ========     ========     ========

Held or Issued for Purposes Other Than Trading

The Company enters into interest rate swap agreements to manage the interest rate characteristics of its assets and liabilities. As of June 30, 1999 and December 31, 1998, the Company had outstanding interest rate swap agreements with commercial banks with notional amounts of $3,693,985 and $3,096,985, respectively. These agreements effectively converted substantially all of the Company's fixed rate debt at June 30, 1999 into floating rate debt. The interest rate swap agreements entered into have had the effect of reducing net interest expense on the Company's fixed rate debt by $13,791 and $6,986 for the six months ended June 30, 1999 and 1998, respectively. The Company had no deferred gains or losses related to terminated swap agreements at June 30, 1999 and December 31, 1998 on its long-term borrowings. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements generally are large financial institutions, and the Company has not experienced defaults in the past, and management does not anticipate any counterparty defaults in the foreseeable future. See Note 3 for further discussion of interest rate swap agreements used for hedging purposes.

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

Receivables and payables with brokers and dealers, agreements to resell and repurchase securities, and securities borrowed and loaned are generally collateralized by cash, government and government-agency securities, and letters of credit. The market value of the initial collateral received approximates or is greater than the contract value. Additional collateral is requested when considered necessary. The Company may pledge clients' margined securities as collateral in support of securities loaned and bank loans, as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At June 30, 1999, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Client trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at June 30, 1999 were settled without material adverse effect on the Company's consolidated financial statements, taken as a whole.

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

NOTE 7: COMMITMENTS AND CONTINGENCIES

At June 30, 1999 and December 31, 1998, the Company was contingently liable under unsecured letters of credit totaling $185,551 and $159,647, respectively, which approximated fair value. At June 30, 1999 and December 31, 1998 certain of the Company's subsidiaries were contingently liable as issuer of approximately $45,000 of notes payable to managing general partners of various limited partnerships pursuant to certain partnership agreements. In addition, as part of the 1995 limited partnership settlements, the Company has agreed, under certain circumstances, to provide to class members additional consideration including assignment of fees the Company is entitled to receive from certain partnerships. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole.

In meeting the financing needs of certain of its clients, the Company may also issue standby letters of credit which are collateralized by customer margin securities. At June 30, 1999 and December 31, 1998, the Company had outstanding $90,300 and $78,787, respectively, of such standby letters of credit. At June 30, 1999 and December 31, 1998, securities with fair value of $171,132 and $139,445, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

In the normal course of business, the Company enters into when-issued transactions, underwriting and other commitments. Also, at June 30, 1999 and December 31, 1998, the Company had commitments of $1,019,179 and $929,713, respectively, consisting of secured credit lines to real estate operators, mortgage and asset-backed originators, and other commitments to investment partnerships. Settlement of these transactions at June 30, 1999 would not have had a material impact on the Company's consolidated financial statements, taken as a whole.

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

NOTE 8: COMPREHENSIVE INCOME

Comprehensive income is calculated in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income combines net income and certain items that directly affect stockholders' equity, such as foreign currency translation adjustments. The components of comprehensive income for the three months and six months ended June 30, 1999 and 1998 were as follows:

                                                                     Three Months Ended                     Six Months Ended
                                                                            June 30,                             June 30,
                                                                  ----------------------------          ----------------------------
                                                                    1999               1998               1999               1998
                                                                  ---------          ---------          ---------          ---------
Net income                                                        $ 163,504          $ 129,501          $ 324,103          $ 250,236
Foreign currency translation adjustment                              (1,419)              (229)            (2,931)               797
                                                                  ---------          ---------          ---------          ---------
Total comprehensive income                                        $ 162,085          $ 129,272          $ 321,172          $ 251,033
                                                                  =========          =========          =========          =========

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

                                                                     Three Months Ended                  Six Months Ended
                                                                      ------------------                  ----------------
                                                                            June 30,                          June 30,
                                                                           --------                           --------
                                                                  1999               1998                1999              1998
                                                              ------------       -------------    --------------      --------------
NUMERATOR:
Net income                                                   $     163,504      $     129,501      $     324,103      $     250,236
Preferred stock dividends                                           (5,949)            (5,912)           (11,898)           (11,823)
                                                             -------------      -------------      -------------      -------------

Net income applicable to common shares

     for basic earnings per share                                  157,555            123,589            312,205            238,413

Effect of dilutive securities:

     Interest savings on convertible debentures(1)                      --                104                 --                209
                                                             -------------      -------------      -------------      -------------

Net income applicable to common shares

     for diluted earnings per share                          $     157,555      $     123,693      $     312,205      $     238,622
                                                             =============      =============      =============      =============


DENOMINATOR:

Weighted-average common shares for basic

     earnings per share                                        145,742,741        140,032,972        145,631,920        139,609,704

Weighted-average effect of dilutive securities:

     Employee stock options and awards                           9,217,656          9,881,681          8,673,875          9,231,916

     Convertible debentures(1)                                          --          1,247,060                 --          1,336,338
                                                             -------------      -------------      -------------      -------------
Dilutive potential common shares                                 9,217,656         11,128,741          8,673,875         10,568,254
                                                             -------------      -------------      -------------      -------------


Weighted-average common and common equivalent

     shares for diluted earnings per share                     154,960,397        151,161,713        154,305,795        150,177,958
                                                             =============      =============      =============      =============


EARNINGS PER SHARE:

Basic                                                        $        1.08      $        0.88      $        2.14      $        1.71
                                                             =============      =============      =============      =============


Diluted                                                      $        1.02      $        0.82      $        2.02      $        1.59
                                                             =============      =============      =============      =============


NOTE 10: SEGMENT REPORTING DATA

In 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company offers a wide variety of products and services, primarily those of a full service domestic broker-dealer to a domestic market, through its two operating segments: Individual and Institutional. The Individual segment offers brokerage services and products (such as the purchase and sale of securities, margin and securities lending, insurance annuity contracts, mutual funds, and wrap fee products), asset management and other investment advisory and portfolio management products and services, and execution and clearing services for transactions originated by individual investors. The Institutional segment principally includes capital market products and services (such as the placing of securities and other financial instruments for - and the execution of trades on behalf of - institutional clients, investment banking services such as the underwriting of debt and equity securities, and mergers and acquisitions advisory services).

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

                                              Three months ended June 30, 1999                Three months ended June 30, 1998
                                              --------------------------------                --------------------------------
                                           Individual   Institutional       Total        Individual      Institutional       Total
                                           ----------   -------------       -----        ----------      -------------       -----
Total revenues                            $1,135,946      $  835,032      $1,970,978      $1,027,078      $  873,205      $1,900,283
Net revenues                                 980,018         367,889       1,347,907         873,127         289,041       1,162,168
Income before taxes
and minority interest                        152,980         116,687         269,667         134,165          77,834         211,999


                                               Six months ended June 30, 1999                  Six months ended June 30, 1998
                                               ------------------------------                  ------------------------------
                                          Individual     Institutional       Total        Individual      Institutional      Total
                                          ----------     -------------       -----        ----------      -------------      -----
Total revenues                            $2,240,355      $1,653,933      $3,894,288      $1,984,055      $1,721,338      $3,705,393
Net revenues                               1,935,131         727,667       2,662,798       1,699,389         577,756       2,277,145
Income before taxes
and minority interest                        304,873         229,813         534,686         252,943         157,251         410,194



Total assets for the Individual and Institutional segments were $20,997,189 and $37,109,858, respectively, at June 30, 1999 and $18,330,427 and $35,845,494,
respectively at December 31, 1998.

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

Market and economic conditions were mixed in the second quarter of 1999. On the negative side, bond yields rose and in June the Federal Reserve Board increased the overnight lending rate by 25 basis points. The yield on 90-day Treasury bills rose from 4.48 percent to 4.77 percent during the quarter while the yield on the 30-year Treasury bond rose from 5.63 percent to 5.98 percent. On the positive side, the U.S. equity market rallied as the economy continued to expand at a moderate rate and inflation remained subdued. The U.S. economy, as measured by real GDP, grew at a rate of 2.3 percent down from 4.3 percent in the first quarter. Inflation, as measured by the Consumer Price Index, increased at an annual rate of 2.9 percent from the first quarter to the second quarter of 1999. The Dow Jones Industrial Average increased 12.1 percent, the NASDAQ Composite index climbed 9.1 percent and the S&P 500 stock index rose 6.7 percent in the second quarter of 1999. Stock market volume remained relatively constant in the second quarter of 1999 versus the first quarter of 1999 with the New York Stock Exchange average daily volume increasing 1.0 percent to 803.5 million shares and the NASDAQ average daily volume increasing 3.9 percent to 977.0 million shares.

The favorable economic and equity market conditions of the first six months of 1999 represent a continuation of the recovery from 1998's third quarter contraction. The Dow Jones Industrial Average increased 19.5 percent for the first six months of 1999 as compared to the 13.2 percent increase for the first six months of 1998. The NASDAQ Composite index advanced 22.5 percent for the first six months of 1999, up from the 20.7 percent increase in the first six months of 1998. The S&P 500 stock index appreciated 11.7 percent in the first six months of 1999, as compared to the increase of 16.8 percent for the first six months of 1998. Average daily volume on the New York Stock Exchange was
800.5 million shares for the first six months of 1999, versus 620.5 million shares for the prior year period. The NASDAQ average daily volume increased from
747.8 million shares for the first six months of 1998 to 973.0 million shares for the first six months of 1999. The yield on the 30-year Treasury bond rose 89 basis points during the first six months of 1999 compared to a 31 basis point decline in the prior year period.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 compared to Quarter Ended June 30, 1998

For the quarter ended June 30, 1999, the Company achieved its strongest quarterly earnings and revenues in the firm's 119-year history. The Company's net income for the quarter ended June 30, 1999 was a record $163.5 million, or $1.08 per basic share ($1.02 per diluted share) compared to net income of $129.5 million, or $0.88 per basic share ($0.82 per diluted share) earned during the second quarter of 1998. During the second quarter of 1999, revenues, net of interest expense, were a record $1,347.9 million, 16.0 percent higher than the second quarter of 1998.

Commission revenues earned during the second quarter of 1999 were a record $488.9 million, 21.6 percent higher than the $402.1 million earned during the prior year quarter. Commissions on the sale of listed securities and options increased $49.6 million or 21.0 percent, mutual fund and insurance commissions increased $18.2 million or 16.2 percent, and commissions from over-the-counter securities and commodities increased $19.0 million or 35.9 percent.

Principal transactions revenues increased $35.7 million, or 14.6 percent, to $279.8 million primarily driven by improved trading results in equities and taxable fixed income partially offset by lower trading results in municipal securities. These results reflect the market and economic conditions described above.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Asset management fees increased $42.4 million, or 23.3 percent to a record $224.5 million, reflecting higher revenues earned on managed accounts. Average assets in wrap and trust accounts during the second quarter of 1999 were approximately 42 percent higher than during the second quarter of 1998. At June 30, 1999, assets in wrap and trust accounts reached a record $37.9 billion. The increase also reflects higher investment advisory and distribution fees earned on assets managed in long-term and money market funds. The average assets under management in money market, institutional and long-term mutual funds were approximately $62 billion during the second quarter of 1999 and approximately $54 billion during the second quarter of 1998. In the second quarter, the Company divested ownership in Financial Counselors Inc., a subsidiary of Mitchell Hutchins Asset Management Inc., resulting in a decline in assets under management of approximately $2 billion.

Investment banking revenues earned during the second quarter of 1999 were $160.1 million, $16.6 million lower than the record $176.7 million earned during the second quarter of 1998. The current year quarter reflects declines in underwriting fees, management fees and selling concessions on lower volume of lead-managed and co-managed corporate issues. Partially offsetting these declines were increases in private placement and other fees, and increases in municipal securities underwriting fees, management fees and selling concessions. The Municipal Securities Group ranked number one in the industry for lead-managed negotiated underwriting for the third consecutive quarter.

Other income increased $12.8 million, 37.2 percent higher than the prior year period principally due to higher transaction fees earned on increased client volume and higher account fees on an increased number of IRA and RMA accounts.

Net interest increased $24.6 million, or 20.1 percent to $147.2 million primarily due to more favorable interest rate spreads on fixed income positions and increased margin interest.

Compensation and benefits expenses for the quarter ended June 30, 1999 were $780.1 million, a 14.4 percent increase as compared to $682.1 million during the prior year quarter. The number of employees at June 30, 1999 increased 1,407, or
8.3 percent, as compared to the June 30, 1998 reflecting an additional 567 Private Client Group financial advisors, related financial advisor support personnel, and technology specialists hired to implement our technology initiatives. Also, the Company's operating results for the second quarter of 1999 versus the prior year quarter resulted in higher production-based compensation to Private Client Group financial advisors, and higher performance-based compensation. The ratio of compensation and benefits as a percent of net revenues declined to 57.9 percent versus 58.7 percent in the prior year quarter, as growth in net revenues exceeded growth in these expenses.

All other operating expenses increased $30.1 million, or 11.2 percent to $298.2 million, as compared to $268.1 million for the prior year quarter. Office and equipment expenses increased $14.5 million, or 19.3 percent principally due to an increase in office space and equipment necessary to support the additional headcount, as well as normal escalation costs. Communications expenses increased $5.5 million, or 14.8 percent principally due to the Company's implementation of advanced telecommunications technology related to the new fixed income and equity trading floors and the new ConsultWorks platforms, as well as additional employee headcount. Business development expenses increased $2.2 million, or 8.5 percent reflecting higher advertising costs associated with the Company's advertising campaign. Other expenses increased $4.5 million, or 5.8 percent principally due to increased bad debt and litigation-related expenses. The ratio of non-compensation expenses as a percentage of net revenues was 22.1 percent for the quarter ended June 30, 1999 compared to 23.1 percent for the prior year quarter.

The effective income tax rate for the quarter ended June 30, 1999 was 36.4 percent compared to 35.1 percent from the prior year quarter reflecting an increase in state and local taxes and non-deductible expenses.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

The Company's net income for the six months ended June 30, 1999 was a record $324.1 million, or $2.14 per basic share ($2.02 per diluted share) compared to net income of $250.2 million, or $1.71 per basic share ($1.59 per diluted share) earned during the first six months of 1998. During the first six months of 1999, revenues, net of interest expense, were a record $2,662.8 million, 16.9 percent higher than the corresponding period a year ago.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Commission revenues earned during the first six months of 1999 were a record $967.8 million, 19.4 percent higher than the $810.2 million earned during the prior year period. Commissions on the sale of listed securities and options increased $90.3 million or 18.7 percent, mutual fund and insurance commissions increased $31.9 million or 14.3 percent, and commissions from over-the-counter securities and commodities increased $35.4 million or 33.9 percent.

Principal transactions revenues increased $72.9 million, or 14.0 percent, to a record $594.1 million reflecting improved trading results principally in taxable fixed income and equities. These results reflect the market and economic conditions described above.

Asset management fees increased $89.7 million, or 26.3 percent to a record $430.5 million, reflecting higher revenues earned on managed accounts. Average assets in wrap and trust accounts during the first six months of 1999 were approximately 42 percent higher than during the corresponding period of 1998. At June 30, 1999, assets in wrap and trust accounts reached a record $37.9 billion. The increase also reflects higher investment advisory and distribution fees earned on assets managed in long-term and money market funds. The average assets under management in money market, institutional and long-term mutual funds were approximately $62 billion during the first six months of 1999, up from the approximately $51 billion during the first six months of 1998. In the second quarter, the Company divested ownership in Financial Counselors Inc., a subsidiary of Mitchell Hutchins Asset Management Inc., resulting in a decline in assets under management of approximately $2 billion.

Investment banking revenues earned during the first six months of 1999 were $286.1 million, $15.6 million lower than the record $301.7 million earned during the same period last year. The current year period reflects declines in underwriting fees, management fees and selling concessions on lower volume of lead-managed and co-managed corporate issues. Partially offsetting these declines were increases in private placement and other fees, and increases in municipal securities underwriting fees, management fees and selling concessions.

Other income increased $20.0 million to a record $88.4 million principally due to higher transaction fees earned on increased client volume and higher account fees on an increased number of IRA and RMA accounts.

Net interest increased $61.1 million, or 26.0 percent to a record $295.9 million primarily due to more favorable interest rate spreads on fixed income positions and increased margin interest.

Compensation and benefits expenses for the six months ended June 30, 1999 were $1,548.8 million, a 16.2 percent increase as compared to $1,332.7 million during the prior year period. The number of employees at June 30, 1999 increased 1,407, or 8.3 percent, as compared to June 30, 1998 reflecting an additional 567 Private Client Group financial advisors, related financial advisor support personnel, and technology specialists hired to implement our technology initiatives. Also, the Company's improved operating results for the six months ended 1999 versus the prior year period resulted in higher production-based compensation to Private Client Group financial advisors, and higher performance-based compensation. The ratio of compensation and benefits as a percent of net revenues declined to 58.2 percent versus 58.5 percent in the prior year period, as growth in net revenues exceeded growth in these expenses.

All other operating expenses increased $45.0 million, or 8.4 percent to $579.3 million, as compared to $534.3 million for the prior year period. Office and equipment expenses increased $23.4 million, or 15.9 percent principally due to an increase in office space and equipment necessary to support the additional headcount, as well as normal escalation costs. Communications expenses increased $10.0 million, or 13.3 percent principally due to the Company's implementation of advanced telecommunications technology related to the new fixed income and equity trading floors and the new ConsultWorks platforms, as well as additional employee headcount. Business development expenses increased $4.0 million, or 8.3 percent reflecting higher advertising costs associated with the Company's advertising campaign. Other expenses increased $8.5 million, or 5.6 percent principally due to increased bad debt and litigation-related expenses. The ratio of non-compensation expenses as a percentage of net revenues was 21.8 percent for the six months ended June 30, 1999 compared to 23.5 percent for the prior year period.

The effective income tax rate for the six months ended June 30, 1999 was 36.4 percent compared to 35.1 percent from the prior year period reflecting an increase in state and local taxes and non-deductible expenses.

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

The Company's total assets at June 30, 1999 were $58.1 billion compared to $54.2 billion at December 31, 1998, primarily attributable to an increase in trading assets and receivables from clients. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. The Company regularly reviews its mix of assets and liabilities to maximize self-funding. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and long-term borrowings.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has a $1.2 billion unsecured revolving credit agreement which extends through November 1999, with provisions for renewal through 2001. Certain of the Company's subsidiaries also have a secured revolving credit facility to provide up to an aggregate of $750 million through August 1999, with provisions for renewal through August 2000. This credit agreement is in the process of being renewed. The secured borrowings under this facility can be collateralized using a variety of securities. The facilities are available for general corporate purposes. At June 30, 1999, there were no outstanding borrowings under these credit facilities. Additionally, the Company had approximately $5.0 billion in uncommitted lines of credit at June 30, 1999.

The Company maintains public shelf registration statements with the SEC for the issuance of debt securities of the Company and for the issuance of preferred securities of PWG Capital Trusts III, IV and V ("Preferred Trust Securities"), business trusts formed under the Delaware law which are wholly owned subsidiaries of the Company. During the second quarter of 1999, the Company issued $911.0 million of debt under these registration statements, including $525.0 million of 6 3/8% senior notes due 2004 and $180 million of medium-term notes which were included in short-term borrowings. At June 30, 1999, the Company had $1,690.1 million in debt securities available for issuance under a shelf registration statement and $706.2 million in Preferred Trust Securities and debt securities of the Company available for issuance under two other registration statements.

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy which provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base.

The Company's total capital base, which includes long-term borrowings, preferred securities and stockholders' equity, grew to a record $8.2 billion at June 30, 1999, an increase of $949.8 million from December 31, 1998. The growth in total capital was primarily due to the net increase in long-term borrowings of $687.0 million and a net increase in stockholders' equity of $262.2 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The net increase in long-term borrowings primarily reflected the net issuance of medium-term notes of $174.2 million and the issuance of $525.0 million 6 3/8% senior notes due 2004. The increase in stockholders' equity was primarily the result of net income for the six months ended June 30, 1999 of $324.1 million and the issuance of approximately 2,899,000 shares of common stock related to employee compensation and stock purchase programs. Issuances and tax credits related to these programs had the net effect of increasing equity capital by $105.8 million in the first six months of 1999. These increases were offset by the repurchase in the first six months of 1999 of approximately 3,065,000 shares of common stock for $121.1 million and dividends accrued of $43.7 million. At June 30, 1999, the remaining number of shares authorized to be repurchased, in the open market or otherwise, under the Company's common stock repurchase program was approximately 22,881,000.

On August 5, 1999, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.11 per share payable on October 1, 1999 to stockholders of record on September 3, 1999.

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

At June 30, 1999, the Company had investments in merchant banking transactions which were affected by liquidity, reorganization or restructuring issues amounting to $23.4 million, net of reserves, compared to $19.4 million, net of reserves, at December 31, 1998. These investments have not had a material effect on the Company's results of operations.

The Company's activities also include underwriting and market-making transactions in high-yield corporate debt and non-investment-grade mortgage-backed securities, and emerging market securities (collectively, "high-yield securities"). These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness or lower credit ratings and are, therefore, more vulnerable to general economic conditions. At June 30, 1999, the Company held $338.7 million of high-yield securities, with approximately 6 percent of such securities attributable to one issuer. The Company continually monitors its risk positions associated with high-yield securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in "Principal transactions" revenues. These high-yield securities have not had a material effect on the Company's results of operations.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the Condensed Consolidated Statement of Financial Condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $76.2 billion and $84.6 billion at June 30, 1999 and December 31, 1998, respectively. These amounts included $58.0 billion and $64.3 billion, respectively, related to "to be announced" mortgage-backed securities requiring forward settlement. Also included in these amounts were $3.7 billion and $3.1 billion notional amounts of interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt at June 30, 1999 and December 31, 1998, respectively. For further discussion on the Company's derivative financial instruments, see
Note 5 in the Notes to Condensed Consolidated Financial Statements.

The Company records any unrealized gains and losses on its derivative contracts used in a trading capacity by marking-to-market the contracts on a daily basis. The unrealized gain or loss is recorded on the Condensed Consolidated Statements of Financial Condition with the related profit or loss reflected in "Principal transactions" revenues. The Company accrues interest income and expense on interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt. These interest rate swap agreements had the effect of reducing net interest expense on the Company's fixed rate debt by $13.8 million and $7.0 million for the six months ended June 30, 1999 and 1998, respectively. The Company had no deferred gains or losses recorded at June 30, 1999 and December 31, 1998 related to terminated swap agreements on the Company's long-term borrowings.

The fair value of an exchange-traded derivative financial instrument is determined by quoted market prices, while over-the-counter derivatives are valued based upon pricing models which consider time value and volatility, as well as other economic factors. The fair values of the Company's derivative financial instruments held for trading purposes at June 30, 1999 were $298.6 million and $302.9 million for assets and liabilities, respectively, and are reflected on the Condensed Consolidated Statements of Financial Condition. The fair values of these instruments at December 31, 1998 were $191.4 million and $217.8 million for assets and liabilities, respectively.

The Company's exposure to market risk relates to changes in interest rates, equity prices, foreign currency exchange rates or the market values of the assets underlying the financial instruments. The Company's exposure to credit risk at any point is represented by the fair value or replacement cost on contracts in which the Company has recorded an unrealized gain. At June 30, 1999 and December 31, 1998, the fair values amounted to $298.6 million and $191.4 million, respectively. The risks inherent in derivative financial instruments are managed consistent with the Company's overall risk management policies. (See Risk Management section below)

RISK MANAGEMENT

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company actively monitors its market risk profile through a variety of control procedures including market risk modeling, review of trading positions and hedging strategies, and monitoring adherence to established limits. Each department's trading positions, exposures, profits and losses, and trading strategies are reviewed by the senior management of each business group. Independent of the trading departments is a risk management group. The Company's risk management group reviews the Company's risk profile and adherence to established trading limits, and aids in the development of risk management policies. In addition, the Company has in place committees and management controls to review inventory positions, other asset accounts and asset agings on a regular basis.

Trading position and exposure limits are established by the Asset/Liability Management Committee, which meets regularly and is comprised of senior corporate and business group managers.

The following is a discussion of the Company's primary market risk exposures at June 30, 1999 and December 31, 1998 and how those exposures are managed:

Interest Rate Risk

In connection with the Company's dealer activities, the Company is exposed to interest rate risk due to changes in the level or volatility of interest rates, changes in the yield curve, mortgage prepayments and credit spreads. The Company attempts to mitigate its exposure to interest rate risk by entering into hedging transactions such as U.S. government and Eurodollar forwards and futures contracts, options, and interest rate swap and cap agreements. The Company also issues fixed rate instruments in connection with its nontrading activities, which expose the Company to interest rate risk. The Company enters into interest rate swap agreements, which are designed to mitigate its exposure by effectively converting its fixed rate liabilities into floating rate liabilities.

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

The sensitivity calculation employed to analyze interest rate risk on fixed income financial instruments was based on a proprietary methodology which converted substantially all the Company's interest rate sensitive financial instruments at June 30, 1999 and December 31, 1998, into a uniform benchmark (a ten year U.S. Treasury note equivalent), and evaluated the impact assuming a 13 basis point change to the ten-year U.S. Treasury note at June 30, 1999 and December 31, 1998, respectively. The hypothetical basis point change was derived from a proprietary model which uses a one-day interval and a 95 percent confidence level, and was based on historical data over a one-year period. This analysis does not consider other factors that may influence these results, such as credit spread risk, prepayment risk on mortgage-backed securities or changes in the shape of the yield curve. The sensitivity calculation employed to analyze equity price risk on its equity financial instruments was based on a 2 percent move in the Dow Jones Industrial Average at June 30, 1999 and December 31, 1998, respectively, using a one-day interval and a 95 percent confidence level, and was based on historical data over a one-year period. Based upon the aforementioned methodologies, the Company's potential daily loss in future earnings at June 30, 1999 was approximately $4 million and $0.1 million for interest rate risk and equity price risk, respectively, and the Company's potential daily loss in future earnings at December 31, 1998 was approximately $9 million and $0.1 million for interest rate risk and equity price risk, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The Remediation and Implementation phases of the Company's plan specify a strategy for each asset type and assign remediation tasks to either third party resources, Company personnel or in some cases, original manufacturers. Certain assets may be replaced or retired. Remediation of the Company's application software is complete and all changes have been implemented. Remediation of Hardware, Office Equipment and Facilities assets, including desktop computers and servers, and implementation of necessary changes is materially complete.

The remaining asset categories - Business Relationships, External Interfaces, Market Data Services and Telecommunications - are part of an extensive network of business partners and external providers of products and services that include the major securities and commodities exchanges, self-regulatory organizations, industry clearing and depository institutions, other broker-dealers, commercial banks with which the Company has multiple-user business relationships, and hardware and software technology providers. The Company has inquired whether they have made the necessary efforts to meet their own Year 2000 objectives and has received oral and written responses. The Company's assessment of these responses is complete. For crucial relationships, the Company's procedures have included joint testing of systems and site visits.

The Testing phase of the plan is materially complete. Testing of external interfaces, including additional securities industry-wide testing is materially complete.

Nearly every aspect of the Company's business depends on the accurate processing of date-related information. As a result, failure by the Company or one or more of its third-party relationships to successfully remediate systems for Year 2000 issues poses the risk of material disruption to operations and material financial loss. A failure on the part of the Company to identify and implement solutions to all Year 2000 issues could result in systems failures or outages, inaccuracies in processing trades or other transactions affecting customer or proprietary accounts, an inability to reconcile to and settle with counterparties and other business disruptions. In addition, third parties with whom the Company has a relationship could fail in some element of their Year 2000 efforts. The Company's operations are highly dependent on the services of the securities and commodities exchanges, depositories, certain banking relationships, electric utilities and telecommunications networks, and a failure by one of these institutions could disrupt the operations of the Company as well as the securities and commodities industries as a whole. The scope of the Company's relationship with individual customers, broker-dealer counterparties and vendors varies widely as does the resulting risk should any one of them fail to achieve Year 2000 compliance. The Company has ongoing communications with important third party relationships regarding third party Year 2000 risks. The success of such third parties achieving Year 2000 compliance can not be adequately gauged at this time.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company estimates the incremental cost of achieving Year 2000 compliance to be approximately $65 million of which approximately $53 million has been incurred through June 30, 1999. Costs relating to the Year 2000 conversion are expensed as incurred. The estimated cost to resolve the Year 2000 issue and the timing of achieving compliance are management's best estimates based on current assessments of the scope of efforts required, the availability and cost of trained personnel and of third party resources. Factors that could cause actual results to differ materially from management estimates of future costs and timing of remediation include, but are not limited to: the successful identification of Company system-wide two-digit year codes; the adequacy of labor rate and consulting fee estimates; the success of suppliers and counterparties in achieving Year 2000 compliance or delivering compliant products to the Company; and the success of securities and commodities exchanges, self-regulatory organizations, industry clearing and depository institutions, other broker-dealers, and commercial banks in achieving Year 2000 compliance. There can be no guarantee that future results will not differ materially from the plan, resulting in changes to actual costs incurred and the timing of compliance.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No significant events have occurred since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Form 10-Q for the quarter ended March 31, 1999, except as described below:

NEWTON V. MERRILL LYNCH, ET AL. SECURITIES LITIGATION

On May 20, 1999, the District Court affirmed the Magistrate Judge's grant of plantiffs' motion to amend the complaint to add additional named class representatives and extend the class period covered by the complaint through August 28, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are filed herewith:

         Exhibit 12.1  -   Computation of Ratio of Earnings to Fixed Charges

         Exhibit 12.2  -   Computation of Ratio of Earnings to Combined Fixed
                           Charges and Preferred Stock Dividends

         Exhibit 27    -   Financial Data Schedule

  (b) Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K dated July 16, 1999 with the Securities and Exchange Commission reporting under "Item 5 - Other Events" and "Item 7 - Exhibits" relating to the Company's press release which, among other things, reported financial results for the six month period ending June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Paine Webber Group Inc.
                                                     -----------------------
                                                           (Registrant)

Date:  August 16, 1999                               By: /s/ Regina A. Dolan
      ----------------                               -----------------------
                                                     Regina A. Dolan
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (principal financial and
                                                     accounting officer)