Form 10-Q
period 1999-09-30
PAINE WEBBER GROUP INC
filed 1999-11-15
CIK 75754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1999

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

YES [X] NO [_]



On November 5, 1999 the Registrant had outstanding 142,716,688 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                            PAINE WEBBER GROUP INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

     PART I.                   FINANCIAL INFORMATION                                              Page
                               ---------------------                                              ----
         Item 1.               Financial Statements.


                               Condensed Consolidated Statements of Income
                               (unaudited) for the Three and Nine Months Ended
                               September 30, 1999 and 1998.                                         2

                               Condensed Consolidated Statements of Financial
                               Condition (unaudited) at September 30, 1999
                               and December 31, 1998.                                               3

                               Condensed Consolidated Statements of Cash Flows
                               (unaudited) for the Nine Months Ended
                               September 30, 1999 and 1998.                                         4

                               Notes to Condensed Consolidated Financial Statements
                               (unaudited).                                                         5-13

         Item 2.               Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations.                                                         14-22


     PART II.                  OTHER INFORMATION

         Item 1.               Legal Proceedings.                                                  23
         Item 6.               Exhibits and Reports on Form 8-K.                                   23

                               Signature.                                                          24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             PAINE WEBBER GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                  Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                               --------------------------  --------------------------
                                                   1999         1998           1999          1998
                                               ------------  ------------  ------------  ------------
REVENUES
       Commissions                             $    451,341  $    410,832  $  1,419,092  $  1,221,050
       Principal transactions                       235,914       148,453       829,968       669,562
       Asset management                             235,712       184,691       666,250       525,555
       Investment banking                           134,235       119,629       420,321       421,285
       Interest                                     762,205       909,168     2,289,636     2,572,253
       Other                                         40,785        36,375       129,213       104,836
                                               ------------  ------------  ------------  ------------
            Total revenues                        1,860,192     1,809,148     5,754,480     5,514,541
       Interest expense                             623,025       777,672     1,854,515     2,205,920
                                               ------------  ------------  ------------  ------------
               Net revenues                       1,237,167     1,031,476     3,899,965     3,308,621
                                               ------------  ------------  ------------  ------------

NON-INTEREST EXPENSES
          Compensation and benefits                 711,783       616,927     2,260,575     1,949,590
          Office and equipment                       89,159        76,170       259,941       223,572
          Communications                             42,331        38,791       127,179       113,687
          Business development                       30,861        27,568        83,262        75,937
          Brokerage, clearing & exchange fees        23,391        24,270        71,268        71,847
          Professional services                      33,469        30,581        96,318        94,563
          Other                                      80,188        78,570       240,751       230,632
                                               ------------  ------------  ------------  ------------
            Total non-interest expenses           1,011,182       892,877     3,139,294     2,759,828
                                               ------------  ------------  ------------  ------------

INCOME BEFORE TAXES AND MINORITY INTEREST           225,985       138,599       760,671       548,793
      Provision for income taxes                     79,722        47,646       274,183       191,482
                                               ------------  ------------  ------------  ------------

INCOME BEFORE MINORITY INTEREST                     146,263        90,953       486,488       357,311
           Minority interest                          8,061         8,061        24,183        24,183
                                               ------------  ------------  ------------  ------------

NET INCOME                                     $    138,202  $     82,892  $    462,305  $    333,128
                                               ============  ============  ============  ============

Net income applicable to common shares         $    132,253  $     76,980  $    444,458  $    315,393
                                               ============  ============  ============  ============
Earnings per common share:
         Basic                                 $       0.91  $       0.54  $       3.05  $       2.25
         Diluted                               $       0.86  $       0.51  $       2.88  $       2.10
Weighted-average common shares:
         Basic                                  145,633,697   141,322,783   145,583,134   140,153,619
         Diluted                                153,857,503   151,356,690   154,106,985   150,538,364

Dividends declared per common share            $       0.11  $       0.11  $       0.33  $       0.33

See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                                              September 30,     December 31,
                                                                                   1999             1998
                                                                               ------------     ------------
ASSETS
Cash and cash equivalents                                                      $    219,565     $    228,359
Cash and securities segregated and on deposit for
    federal and other regulations                                                   718,429          631,272

Trading assets                                                                   20,907,717       19,299,869
Securities received as collateral                                                   527,728        1,189,331
                                                                               ------------     ------------
     Total trading assets, at fair value                                         21,435,445       20,489,200

Securities purchased under agreements to resell                                  12,812,044       14,217,062
Securities borrowed                                                               9,369,098        8,717,476
Receivables, net of allowance for doubtful accounts of
    $22,576 and $20,496 at September 30, 1999 and
    December 31, 1998, respectively                                               9,426,762        7,876,619
Office equipment and leasehold improvements, net of accumulated depreciation and amortization of $499,285 and $431,460 at
    September 30, 1999 and December 31, 1998, respectively                          536,229          434,895
Other assets                                                                      1,826,562        1,581,038
                                                                               ------------     ------------
                                                                               $ 56,344,134     $ 54,175,921
                                                                               ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                          $  1,428,266     $  1,417,783
Trading liabilities, at fair value                                                5,622,606        5,177,099
Securities sold under agreements to repurchase                                   26,176,188       23,948,872
Securities loaned                                                                 5,169,106        4,969,638
Obligation to return securities received as collateral                              527,728        1,189,331
Payables                                                                          6,270,283        7,519,368
Other liabilities and accrued expenses                                            2,787,135        2,675,520
Long-term borrowings                                                              4,968,068        4,255,802
                                                                               ------------     ------------
                                                                                 52,949,380       51,153,413
                                                                               ------------     ------------
Commitments and contingencies
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
    Trusts holding solely Company Guaranteed Related Subordinated Debt              393,750          393,750
Redeemable Preferred Stock                                                          190,788          189,815

Stockholders' Equity:
    Common stock, $1 par value, 400,000,000 shares authorized, issued
          192,844,806 shares and 191,047,151 shares at
          September 30, 1999 and December 31, 1998, respectively                    192,845          191,047
    Additional paid-in capital                                                    1,613,123        1,525,938
    Retained earnings                                                             2,085,347        1,689,386
    Treasury stock, at cost; 47,670,688 shares and 45,527,707 shares at
          September 30, 1999 and December 31, 1998, respectively                 (1,075,578)        (962,792)
    Accumulated other comprehensive income                                           (5,521)          (4,636)
                                                                               ------------     ------------
                                                                                  2,810,216        2,438,943
                                                                               ------------     ------------
                                                                               $ 56,344,134     $ 54,175,921
                                                                               ============     ============

See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (In thousands of dollars)

                                                                 Nine Months Ended
                                                                    September 30,
                                                            ---------------------------
                                                               1999             1998
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $   462,305     $   333,128
     Adjustments to reconcile net income to cash
         used for operating activities:
     Noncash items included in net income:
         Depreciation and amortization                           73,035          54,229
         Deferred income taxes                                  (45,757)         19,643
         Amortization of deferred charges                        81,708          66,551
     (Increase) decrease in operating assets:
         Cash and securities on deposit                         (87,157)       (125,577)
         Trading assets                                      (1,582,711)     (3,094,544)
         Securities purchased under agreements to resell      1,405,018         200,238
         Securities borrowed                                   (651,622)        806,291
         Receivables                                         (1,548,063)     (1,702,138)
         Other assets                                          (282,626)       (137,040)
     Increase (decrease) in operating liabilities:
         Trading liabilities                                    445,507         678,168
         Securities sold under agreements to repurchase       2,227,316         157,995
         Securities loaned                                      199,468       1,397,084
         Payables                                            (1,249,085)        484,683
         Other                                                  147,118           5,216
                                                            -----------     -----------
         Cash used for operating activities                    (405,546)       (856,073)
                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for:
       Office equipment and leasehold improvements             (179,731)       (126,937)
                                                            -----------     -----------
       Cash used for investing activities                      (179,731)       (126,937)
                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from short-term borrowings                     10,483         651,525
     Proceeds from:
         Long-term borrowings                                 1,010,984         673,909
         Employee stock transactions                             72,410          41,387
     Payments for:
         Long-term borrowings                                  (300,575)       (276,875)
         Repurchases of common stock                           (151,446)        (67,410)
         Dividends                                              (65,373)        (63,334)
                                                            -----------     -----------
         Cash provided by financing activities                  576,483         959,202
                                                            -----------     -----------
     Decrease in cash and cash equivalents                       (8,794)        (23,808)
         Cash and cash equivalents, beginning of period         228,359         233,787
                                                            -----------     -----------
         Cash and cash equivalents, end of period           $   219,565     $   209,979
                                                            ===========     ===========

See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentations. The December 31, 1998 Condensed Consolidated Statement of Financial Condition was derived from the audited consolidated financial statements of the Company. The financial information as of and for the periods ended September 30, 1999 and 1998 is unaudited. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been made.

Certain financial information that is normally in annual financial statements but is not required for interim reporting purposes has been condensed or omitted. The condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, and March 31, 1999. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year.

Statement of Cash Flows

Total interest payments, which relate principally to agreements to repurchase, short-term borrowings, securities loaned and long-term borrowings, were $1,834,039 and $2,252,355 for the nine months ended September 30, 1999 and 1998, respectively. Income taxes paid were $268,289 and $185,992 for the nine months ended September 30, 1999 and 1998, respectively.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the consolidated statements of financial condition. The accounting for changes in the fair value of a derivative instrument will depend on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives and, in certain cases, the hedged items are to be reflected in either the consolidated statements of income or as a component of other comprehensive income, based upon the resulting designation. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this statement on the Company's Consolidated Financial Statements, taken as a whole.

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

NOTE 2: TRADING ASSETS AND LIABILITIES

At September 30, 1999 and December 31, 1998, trading assets and liabilities, recorded at fair value or amounts approximating fair value, consisted of the following:

                                                    September 30,   December 31,
                                                         1999          1998
                                                     -----------    -----------
    Trading assets:
       U.S. government and agencies                  $ 7,293,351    $ 4,858,189
       Mortgages and mortgage-backed                   8,179,343      8,861,944
       Corporate debt                                  1,805,847      2,466,322
       Commercial paper and other short-term debt      2,130,533      1,534,913
       Equities                                          905,132      1,078,322
       State and municipals                              593,511        500,179
                                                     -----------    -----------
                                                      20,907,717     19,299,869
       Securities received as collateral                 527,728      1,189,331
                                                     $21,435,445    $20,489,200
                                                     ===========    ===========
    Trading liabilities:
       U.S. government and agencies                  $ 4,104,984    $ 4,031,254
       Mortgages and mortgage-backed                     155,488         79,521
       Corporate debt                                  1,033,783        837,099
       Equities                                          267,393        215,991
       State and municipals                               60,958         13,234
                                                     -----------    -----------
                                                     $ 5,622,606    $ 5,177,099
                                                     ===========    ===========

NOTE 3: LONG-TERM BORROWINGS

Long-term borrowings at September 30, 1999 and December 31, 1998 consisted of the following:

                                         September 30,  December 31,
                                             1999          1998
                                          ----------    ----------
Fixed Rate Notes due 2000 - 2014          $2,485,165    $1,961,340
Fixed Rate Subordinated Notes due 2002       174,743       174,677
Medium-Term Senior Notes                   2,159,960     1,936,835
Medium-Term Subordinated Notes               148,200       182,950
                                          ----------    ----------
                                          $4,968,068    $4,255,802
                                          ==========    ==========

At September 30, 1999, interest rates on the fixed rate notes and fixed rate subordinated notes ranged from 6.38 percent to 9.25 percent and the weighted-average interest rate was 7.16 percent. Interest on the notes is payable semi-annually. The fixed rate notes and fixed rate subordinated notes outstanding at September 30, 1999 had an average maturity of 5.4 years.

At September 30, 1999, the Company had outstanding $1,378,010 of fixed rate Medium-Term Notes and $930,150 of variable rate Medium-Term Notes. The Medium-Term Notes outstanding at September 30, 1999 had an average maturity of
4.2 years and a weighted-average interest rate of 6.51 percent.

At September 30, 1999 and December 31, 1998, the fair values of long-term borrowings were $4,893,870 and $4,325,014, respectively, as compared to the carrying amounts of $4,968,068 and $4,255,802, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for substantially all of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating rate payments.

The net fair values of the interest rate swaps were $68,364 and $122,053 receivables at September 30, 1999 and December 31, 1998, respectively. The fair value of interest rate swaps used to hedge the Company's fixed rate debt is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates.

The carrying amounts of the interest rate swap agreements included in the Company's Condensed Consolidated Statements of Financial Condition at September 30, 1999 and December 31, 1998 were net receivables of $9,396 and $8,827, respectively. See Note 5 for further discussion of interest rate swap agreements used for hedging purposes.


NOTE 4: CAPITAL REQUIREMENTS

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2 percent of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4 percent of such aggregate debit items. Business may not be expanded if net capital is less than 5 percent of such aggregate debit items. As of September 30, 1999, PWI's net capital of $1,349,150 was 14 percent of aggregate debit items and its net capital in excess of the minimum required was $1,149,417.


NOTE 5: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Held or Issued for Trading Purposes
Set forth below are the gross contract or notional amounts of the Company's outstanding off-balance-sheet derivative and other financial instruments held or issued for trading purposes. These amounts are not reflected in the Condensed Consolidated Statements of Financial Condition and are indicative only of the volume of activity at September 30, 1999 and December 31, 1998. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions. The amounts are netted by counterparty only when specific conditions are met.

                                                            Notional or Contract Amount
                                              --------------------------------------------------------
                                                  September 30, 1999            December 31, 1998
                                               Purchases        Sales        Purchases        Sales
                                              -----------    -----------    -----------    -----------
Mortgage-backed forward contracts
   and options written and purchased          $19,881,324    $25,115,509    $30,296,601    $35,558,370

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                         1,569,937      1,574,467      2,709,421      2,628,824

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                   158,402        132,799        156,519        332,248

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                         3,758,078      3,093,374      3,890,619      4,336,300

Interest rate swaps and caps                    1,145,505        406,164      1,292,620        282,546

Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of September 30, 1999 and December 31, 1998.

                                                  Fair Value at           Fair Value at
                                                September 30, 1999      December 31, 1998
                                              --------------------------------------------
                                               Assets   Liabilities    Assets   Liabilities
                                              --------    --------    --------    --------
Mortgage-backed forward contracts and
  options written and purchased               $ 99,747    $135,596    $ 85,995    $ 76,315

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                         20,515      20,232      31,622      31,726

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                 51,752      36,127      26,806      46,606

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                          6,113       2,273      12,183      55,015

Interest rate swaps and caps                    20,537       8,768      34,749       8,096

Set forth below are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended September 30, 1999 and the twelve months ended December 31, 1998. The average fair value is based on the average of the month-end balances during the periods indicated.

                                                      Average Fair Value              Average Fair Value
                                                      Three Months Ended             Twelve Months Ended
                                                      September 30, 1999              December 31, 1998
                                                  ------------------------        ------------------------
                                                   Assets        Liabilities       Assets       Liabilities
                                                  --------        --------        --------        --------
Mortgage-backed forward contracts and
  options written and purchased                   $171,954        $177,806        $158,215        $146,522

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                             20,822          19,671          46,222          45,895

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                     51,706          37,762          20,836          42,995

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                              8,113           4,974          16,547          41,786

Interest rate swaps and caps                        26,085           6,024          13,423          40,760

The Company also enters into agreements to sell securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Condensed Consolidated Statements of Financial Condition.

The off-balance-sheet derivative trading transactions are generally short-term. At September 30, 1999 approximately 98 percent of the off-balance-sheet trading-related derivative and other financial instruments had remaining maturities of less than one year.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Condensed Consolidated Statements of Financial Condition and amounted to $198,664 and $191,355 at September 30, 1999 and December 31, 1998,
respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The following table summarizes the Company's principal transactions revenues by business activity for the three months and nine months ended September 30, 1999 and 1998. Principal transactions revenues include realized and unrealized gains and losses on trading positions, including hedges. In assessing the profitability of its trading activities, the Company views net interest and principal transactions revenues in the aggregate.

                                                                      Principal Transactions Revenues
                                                         --------------------------------------------------------
                                                                Three Months                   Nine Months
                                                           Ended September  30,            Ended September 30,
                                                         ------------------------        ------------------------
                                                           1999            1998            1999            1998
                                                         --------        --------        --------        --------
Taxable fixed income (includes futures, forwards,
     options contracts and other securities)             $ 72,228        $ 66,180        $404,278        $340,298
Equities (includes stock index futures, forwards
       and options contracts)                             119,968          45,238         312,299         224,328
Municipals                                                 43,718          37,035         113,391         104,936
                                                         --------        --------        --------        --------
                                                         $235,914        $148,453        $829,968        $669,562
                                                         ========        ========        ========        ========

Held or Issued for Purposes Other Than Trading

The Company enters into interest rate swap agreements to manage the interest rate characteristics of its assets and liabilities. As of September 30, 1999 and December 31, 1998, the Company had outstanding interest rate swap agreements with commercial banks with notional amounts of $3,844,510 and $3,096,985, respectively. These agreements effectively converted substantially all of the Company's fixed rate debt at September 30, 1999 into floating rate debt. The interest rate swap agreements entered into have had the effect of reducing net interest expense on the Company's fixed rate debt by $20,370 and $10,620 for the nine months ended September 30, 1999 and 1998, respectively. The Company had no deferred gains or losses related to terminated swap agreements at September 30, 1999 and December 31, 1998 on its long-term borrowings. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements generally are large financial institutions, and the Company has not experienced defaults in the past, and management does not anticipate any counterparty defaults in the foreseeable future. See Note 3 for further discussion of interest rate swap agreements used for hedging purposes.

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

Receivables and payables with brokers and dealers, agreements to resell and repurchase securities, and securities borrowed and loaned are generally collateralized by cash, government and government-agency securities, and letters of credit. The market value of the initial collateral received approximates or is greater than the contract value. Additional collateral is requested when considered necessary. The Company may pledge clients' margined securities as collateral in support of securities loaned and bank loans, as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At September 30, 1999, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Client trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at September 30, 1999 were settled without material adverse effect on the Company's consolidated financial statements, taken as a whole.

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


NOTE 7: COMMITMENTS AND CONTINGENCIES

At September 30, 1999 and December 31, 1998, the Company was contingently liable under unsecured letters of credit totaling $133,813 and $159,647, respectively, which approximated fair value. At September 30, 1999 and December 31, 1998 certain of the Company's subsidiaries were contingently liable as issuer of approximately $45,000 of notes payable to managing general partners of various limited partnerships pursuant to certain partnership agreements. In addition, as part of the 1995 limited partnership settlements, the Company has agreed, under certain circumstances, to provide to class members additional consideration including assignment of fees the Company is entitled to receive from certain partnerships. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole.

In meeting the financing needs of certain of its clients, the Company may also issue standby letters of credit which are collateralized by customer margin securities. At September 30, 1999 and December 31, 1998, the Company had outstanding $90,300 and $78,787, respectively, of such standby letters of credit. At September 30, 1999 and December 31, 1998, securities with fair value of $97,345 and $139,445, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

In the normal course of business, the Company enters into when-issued transactions, underwriting and other commitments. Also, at September 30, 1999 and December 31, 1998, the Company had commitments of $768,835 and $929,713, respectively, consisting of secured credit lines to real estate operators, mortgage and asset-backed originators, and other commitments to investment partnerships. Settlement of these transactions at September 30, 1999 would not have had a material impact on the Company's consolidated financial statements, taken as a whole.

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


NOTE 8: COMPREHENSIVE INCOME

Comprehensive income is calculated in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income combines net income and certain items that directly affect stockholders' equity, such as foreign currency translation adjustments. The components of comprehensive income for the three months and nine months ended September 30, 1999 and 1998 were as follows:

                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                               --------------------------        ---------------------------
                                                 1999             1998             1999               1998
                                               ---------        ---------        ---------         ---------
Net income                                     $ 138,202        $  82,892        $ 462,305         $ 333,128
Foreign currency translation adjustment            2,046            1,082             (885)            1,879
                                               ---------        ---------        ---------         ---------
Total comprehensive income                     $ 140,248        $  83,974        $ 461,420         $ 335,007
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

                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30,                          September 30,
                                                         ---------------------------------       ---------------------------------
                                                             1999                 1998                1999               1998
                                                         -------------       -------------       -------------       -------------
NUMERATOR:
Net income                                               $     138,202       $      82,892       $     462,305       $     333,128
Preferred stock dividends                                       (5,949)             (5,912)            (17,847)            (17,735)
                                                         -------------       -------------       -------------       -------------
Net income applicable to common shares
     for basic earnings per share                              132,253              76,980             444,458             315,393
Effect of dilutive securities:
     Interest savings on convertible debentures (1)               --                    69                --                   278
                                                         -------------       -------------       -------------       -------------
Net income applicable to common shares
     for diluted earnings per share                      $     132,253       $      77,049       $     444,458       $     315,671
                                                         =============       =============       =============       =============

DENOMINATOR:
Weighted-average common shares for basic
     earnings per share                                    145,633,697         141,322,783         145,583,134         140,153,619
Weighted-average effect of dilutive securities:
     Employee stock options and awards                       8,223,806           9,180,978           8,523,851           9,212,369
     Convertible debentures (1)                                   --               852,929                --             1,172,376
                                                         -------------       -------------       -------------       -------------
Dilutive potential common shares                             8,223,806          10,033,907           8,523,851          10,384,745
                                                         -------------       -------------       -------------       -------------
Weighted-average common and common equivalent
     shares for diluted earnings per share                 153,857,503         151,356,690         154,106,985         150,538,364
                                                         =============       =============       =============       =============

EARNINGS PER SHARE:
Basic                                                    $        0.91       $        0.54       $        3.05       $        2.25
                                                         =============       =============       =============       =============
Diluted                                                  $        0.86       $        0.51       $        2.88       $        2.10
                                                         =============       =============       =============       =============

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

                            Three months ended September 30, 1999            Three months ended September 30, 1998
                          -------------------------------------------      ------------------------------------------
                           Individual    Institutional       Total           Individual   Institutional       Total
                           ----------      ----------      ----------      ----------      ----------      ----------
Total revenues             $1,167,330      $  692,862      $1,860,192      $  999,112      $  810,036      $1,809,148
Net revenues                1,010,919         226,248       1,237,167         838,479         192,997       1,031,476
Income before taxes
and minority interest         186,513          39,472         225,985         123,273          15,326         138,599

                              Nine months ended September 30, 1999            Nine months ended September 30, 1998
                           ------------------------------------------      ------------------------------------------
                           Individual     Institutional      Total         Individual    Institutional       Total
                           ----------      ----------      ----------      ----------      ----------      ----------
Total revenues             $3,407,685      $2,346,795      $5,754,480      $2,983,167      $2,531,374      $5,514,541
Net revenues                2,946,050         953,915       3,899,965       2,537,868         770,753       3,308,621
Income before taxes
and minority interest         491,386         269,285         760,671         376,216         172,577         548,793

Total assets for the Individual and Institutional segments were $20,863,620 and $35,480,514, respectively, at September 30, 1999 and $18,330,427 and
$35,845,494, respectively at December 31, 1998.

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

For the securities industry, market and economic conditions deteriorated in the third quarter of 1999, after a generally strong first six months. The U.S. economy failed to slow down, as investors had hoped, with GDP growing at a 4.8 percent annual rate in the third quarter. In addition, oil prices continued to rise. With rapid U.S. GDP growth and rising oil prices increasing inflationary pressure, the Consumer Price Index rose at a 4.2 percent annual rate in the third quarter, versus 2.9 percent in the second quarter and 1.5 percent in the first quarter of 1999. Responding to rising inflationary pressure, the Federal Reserve Board increased the overnight lending rate by 25 basis points on August 24, to 5.25 percent, after having raised the rate by a like amount on the last day of the second quarter.

Rising short-term interest rates and an increasing perceived risk of inflation caused longer term market interest rates to increase during the third quarter of 1999. The yield on the 90-day Treasury bill rose 7 basis points, from 4.76 percent to 4.83 percent and the yield on the 30-year Treasury Bond rose 7 basis points, from 5.98 percent to 6.05 percent. Rising interest rates put downward pressure on stock prices. During the 1999 third quarter, the S&P 500 declined
6.6 percent and the Dow Jones Industrial Average dropped 5.8 percent while the NASDAQ Composite Index rose 2.2 percent. This represented a significant shift from the first half of 1999, when S&P 500 rose 11.7 percent, the Dow Jones Industrial Average rose 19.5 percent and the NASDAQ Composite Index rose 22.5 percent. In addition, stock market volume declined. New York Stock Exchange volume declined 7.3 percent to an average daily volume of 744.6 million shares and the NASDAQ average daily volume declined 0.1 percent to 976.5 million shares. However, market conditions during the third quarter of 1999 were significantly more favorable than those that existed during the same period last year. The 1998 third quarter was marked by extreme volatility and an international "flight to quality" engendered by the severe financial problems in Russia and Asia. Investor concerns regarding the impact of financial and economic turmoil abroad drove the equity markets downward during that quarter. The unfavorable equity market conditions during the third quarter of 1998 largely offset strong gains for various indices posted in the first half of the year.

The Dow Jones Industrial Average rose 12.6 percent for the first nine months of 1999 as compared to the 0.8 percent decline for the first nine months of 1998. The NASDAQ Composite Index advanced 25.2 percent for the first nine months of 1999, up from the 7.9 percent increase in the first nine months of 1998. The S&P 500 stock index appreciated 4.4 percent in the first nine months of 1999, as compared to an increase of 4.8 percent for the first nine months of 1998. Average daily volume on the New York Stock Exchange was 781.3 million shares for the first nine months of 1999, versus 651.8 million shares for the prior year period. The NASDAQ average daily volume increased from 755.6 million shares for the first nine months of 1998 to 973.7 million shares for the first nine months of 1999. The yield on the 30-year Treasury bond rose 97 points during the first nine months of 1999 compared to the 95 basis point decline in the prior year period.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1999 compared to Quarter Ended September 30, 1998

For the quarter ended September 30, 1999, the Company's net income was $138.2 million, or $0.91 per basic share ($0.86 per diluted share) compared to net income of $82.9 million, or $0.54 per basic share ($0.51 per diluted share) earned during the third quarter of 1998. During the third quarter of 1999, revenues, net of interest expense, were $1,237.2 million, 19.9 percent higher than the third quarter of 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Commission revenues earned during the third quarter of 1999 were $451.3 million, or 9.9 percent higher than the $410.8 million earned during the prior year quarter. Mutual fund and insurance commissions increased $28.6 million or 26.1 percent, commissions from over-the-counter securities and commodities increased $13.3 million or 27.2 percent and commissions on the sale of listed securities and options remained relatively flat compared to the prior year quarter.

Principal transactions revenues increased $87.5 million, or 58.9 percent, to $235.9 million driven by improved trading results in equities, taxable fixed income and municipals, with equities contributing $74.7 million to the increase. The increase was in large part due to the improved market and economic conditions experienced during the quarter relative to the volatile conditions experienced during the third quarter of 1998.

Asset management fees increased $51.0 million, or 27.6 percent to a record $235.7 million, reflecting higher revenues earned on managed accounts. Average assets in wrap and trust accounts during the third quarter of 1999 were approximately 49 percent higher than during the third quarter of 1998. At September 30, 1999, assets in wrap and trust accounts were $37.5 billion. The increase also reflects higher investment advisory fees earned on assets managed in long-term and money market funds. The average assets under management in money market, institutional and long-term mutual funds were approximately $60 billion during the third quarter of 1999 and approximately $54 billion during the third quarter of 1998.

Investment banking revenues earned during the third quarter of 1999 were $134.2 million, $14.6 million more than the $119.6 million earned during the third quarter of 1998. The current year quarter reflects increases in underwriting fees, management fees and selling concessions on higher volume of lead-managed and co-managed corporate issues as well as increases in private placement and other fees. Partially offsetting these increases were declines in municipal securities underwriting fees, management fees and selling concessions.

Other income increased $4.4 million, 12.1 percent higher than the prior year period principally due to higher transaction fees earned on increased client volume and higher account fees on an increased number of IRA and RMA accounts.

Net interest increased $7.7 million, or 5.8 percent to $139.2 million primarily due to increased margin interest.

Compensation and benefits expenses for the quarter ended September 30, 1999 were $711.8 million, a 15.4 percent increase as compared to $616.9 million during the prior year quarter. The number of employees at September 30, 1999 increased 1,564, or 9.0 percent, as compared to September 30, 1998 reflecting an additional 1,173 Private Client Group financial advisors, related financial advisor support personnel, and technology specialists hired to implement the Company's technology initiatives. Also, the Company's improved operating results for the third quarter of 1999 versus the prior year quarter resulted in higher production-based compensation to Private Client Group financial advisors, and higher performance-based compensation. The ratio of compensation and benefits as a percent of net revenues declined to 57.5 percent versus 59.8 percent in the prior year quarter, as growth in net revenues exceeded growth in these expenses.

All other operating expenses increased $23.4 million, or 8.5 percent to $299.4 million, as compared to $276.0 million for the prior year quarter. Office and equipment expenses increased $13 million, or 17.1 percent principally due to an increase in office space and equipment necessary to support the additional headcount, as well as normal escalation costs. Communications expenses increased $3.5 million, or 9.1 percent principally due to the Company's implementation of advanced telecommunications technology related to the new fixed income and equity trading floors and the new ConsultWorks platforms, as well as additional employee headcount. Business development expenses increased $3.3 million, or
11.9 percent reflecting higher promotional costs associated with PaineWebber EDGE and PaineWebber InsightOne. The ratio of non-compensation expenses as a percentage of net revenues was 24.2 percent for the quarter ended September 30, 1999 compared to 26.8 percent for the prior year quarter.

The effective income tax rate for the quarter ended September 30, 1999 was 35.3 percent compared to 34.4 percent from the prior year quarter reflecting an increase in state and local taxes and non-deductible expenses and a decrease in non-taxable interest.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

The Company's net income for the nine months ended September 30, 1999 was a record $462.3 million, compared to net income of $333.1 million earned during the first nine months of 1998. On a per share basis, the Company earned a record $3.05 per basic share ($2.88 per diluted share), compared to $2.25 per basic share ($2.10 per diluted share) earned during the first nine months of 1998. During the first nine months of 1999, revenues, net of interest expense, were a record $3,900.0 million, 17.9 percent higher than the corresponding period a year ago.

Commission revenues earned during the first nine months of 1999 were a record $1,419.1 million, 16.2 percent higher than the $1,221.1 million earned during the prior year period. Commissions on the sale of listed securities and options increased $88.9 million or 12.1 percent, mutual fund and insurance commissions increased $60.4 million or 18.2 percent, and commissions from over-the-counter securities and commodities increased $48.7 million or 31.7 percent.

Principal transactions revenues increased $160.4 million, or 24.0 percent, to a record $830.0 million reflecting improved trading results principally in taxable fixed income and equities. These results reflect the market and economic conditions described above.

Asset management fees increased $140.7 million, or 26.8 percent to a record $666.3 million, reflecting higher revenues earned on managed accounts. Average assets in wrap and trust accounts during the first nine months of 1999 were approximately 45 percent higher than during the corresponding period of 1998. At September 30, 1999, assets in wrap and trust accounts were $37.5 billion. The increase also reflects higher investment advisory and distribution fees earned on assets managed in long-term and money market funds. The average assets under management in money market, institutional and long-term mutual funds were approximately $60 billion during the first nine months of 1999, up from the approximately $53 billion during the first nine months of 1998. In the second quarter, the Company divested ownership in Financial Counselors Inc., a subsidiary of Mitchell Hutchins Asset Management Inc., resulting in a decline in assets under management of approximately $2 billion.

Investment banking revenues earned during the nine months of 1999 were $420.3 million, $1 million lower than the record $421.3 million earned during the same period last year. The current year period reflects declines in underwriting fees, management fees and selling concessions on lower volume of lead-managed and co-managed corporate issues offset by increases in private placement and other fees.

Other income increased $24.4 million to a record $129.2 million principally due to higher transaction fees earned on increased client volume and higher account fees on an increased number of IRA and RMA accounts.

Net interest increased $68.8 million, or 18.8 percent to a record $435.1 million primarily due to increased margin interest and lower funding costs.

Compensation and benefits expenses for the nine months ended September 30, 1999 were $2,260.6 million, a 16.0 percent increase as compared to $1,949.6 million during the prior year period. The number of employees at September 30, 1999 increased 1,564, or 9.0 percent, as compared to September 30, 1998 reflecting an additional 1,173 Private Client Group financial advisors, related financial advisor support personnel, and technology specialists hired to implement the Company's technology initiatives. Also, the Company's improved operating results for the nine months ended 1999 versus the prior year period resulted in higher production-based compensation to Private Client Group financial advisors, and higher performance-based compensation. The ratio of compensation and benefits as a percent of net revenues declined to 58.0 percent versus 58.9 percent in the prior year period, as growth in net revenues exceeded growth in these expenses.

All other operating expenses increased $68.5 million, or 8.5 percent to $878.7 million, as compared to $810.2 million for the prior year period. Office and equipment expenses increased $36.4 million, or 16.3 percent principally due to an increase in office space and equipment necessary to support the additional headcount, as well as normal escalation costs. Communications expenses increased $13.5 million, or 11.9 percent principally due to the Company's implementation of advanced telecommunications technology related to the new fixed income and equity trading floors and the new ConsultWorks platforms, as well as additional employee headcount. Business development expenses increased $7.3

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

million, or 9.6 percent reflecting higher advertising costs associated with the Company's advertising campaign and higher promotional costs associated with PaineWebber EDGE and PaineWebber InsightOne. The ratio of non-compensation expenses as a percentage of net revenues was 22.5 percent for the nine months ended September 30, 1999 compared to 24.5 percent for the prior year period.

The effective income tax rate for the nine months ended September 30, 1999 was
36.0 percent compared to 34.9 percent from the prior year period reflecting an increase in state and local taxes and non-deductible expenses and a decrease in non-taxable interest.

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

The Company's total assets at September 30, 1999 were $56.3 billion compared to $54.2 billion at December 31, 1998, primarily attributable to an increase in receivables from clients and trading assets offset by lower resale agreements. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. The Company regularly reviews its mix of assets and liabilities to maximize self-funding. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and long-term borrowings.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has a $1.2 billion unsecured revolving credit agreement, which was renewed in September 1999 and extends through September 2000, with provisions for renewal through 2001. In August 1999, the Company also renewed a secured revolving credit facility available to certain of the Company's subsidiaries and increased the aggregate amount available from $750 million to $1.0 billion. The facility expires in August 2000. The secured borrowings under this facility can be collateralized using a variety of securities. The facilities are available for general corporate purposes. At September 30, 1999, there were no outstanding borrowings under these credit facilities. Additionally, the Company had approximately $4.8 billion in uncommitted lines of credit at September 30, 1999.

The Company maintains public shelf registration statements with the SEC for the issuance of debt securities of the Company and for the issuance of preferred securities of PWG Capital Trusts III, IV and V ("Preferred Trust Securities"), business trusts formed under the Delaware law which are wholly owned subsidiaries of the Company. During the third quarter of 1999, the Company issued $135.0 million of debt under these registration statements. At September 30, 1999, the Company had $1,555.1 million in debt securities available for issuance under a shelf registration statement and $706.2 million in Preferred Trust Securities and debt securities of the Company available for issuance under two other registration statements.

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy which provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



The Company's total capital base, which includes long-term borrowings, preferred securities and stockholders' equity, grew to a record $8.36 billion at September 30, 1999, an increase of $1.08 billion from December 31, 1998. The growth in total capital was primarily due to the net increase in long-term borrowings of $712.3 million and a net increase in stockholders' equity of $371.3 million.

The net increase in long-term borrowings primarily reflected the net issuance of medium-term notes of $190.0 million and the issuance of $525.0 million 6 3/8% senior notes due 2004. The increase in stockholders' equity was primarily the result of net income for the nine months ended September 30, 1999 of $462.3 million and the issuance of approximately 3,545,000 shares of common stock related to employee compensation and stock purchase programs. Issuances and tax credits related to these programs had the net effect of increasing equity capital by $126.9 million in the first nine months of 1999. These increases were offset by the repurchase in the first nine months of 1999 of approximately 3,916,000 shares of common stock for $151.4 million and dividends paid and accrued of $65.4 million. At September 30, 1999, the remaining number of shares authorized to be repurchased, in the open market or otherwise, under the Company's common stock repurchase program was approximately 22 million.

On November 4, 1999, the Board of Directors declared a regular quarterly cash dividend on the Company's common stock of $0.11 per share payable on January 5, 2000 to stockholders of record on December 3, 1999.

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

At September 30, 1999, the Company had investments in merchant banking transactions which were affected by liquidity, reorganization or restructuring issues amounting to $24.7 million, net of reserves, compared to $19.4 million, net of reserves, at December 31, 1998. These investments have not had a material effect on the Company's results of operations.

The Company's activities also include underwriting and market-making transactions in high-yield corporate debt and non-investment-grade mortgage-backed securities, and emerging market securities (collectively, "high-yield securities"). These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness or lower credit ratings and are, therefore, more vulnerable to general economic conditions. At September 30, 1999, the Company held $331.9 million of high-yield securities, with approximately 7 percent of such securities attributable to one issuer. The Company continually monitors its risk positions associated with high-yield securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in "Principal transactions" revenues. These high-yield securities have not had a material effect on the Company's results of operations.

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

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the Condensed Consolidated Statement of Financial Condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $60.7 billion and $84.6 billion at September 30, 1999 and December 31, 1998, respectively. These amounts included $44.3 billion and $64.3 billion, respectively, related to "to be announced" mortgage-backed securities requiring forward settlement. Also included in these amounts were $3.8 billion and $3.1 billion notional amounts of interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt at September 30, 1999 and December 31, 1998, respectively. For further discussion on the Company's derivative financial instruments, see Note 5 in the Notes to Condensed Consolidated Financial Statements.

The Company records any unrealized gains and losses on its derivative contracts used in a trading capacity by marking-to-market the contracts on a daily basis. The unrealized gain or loss is recorded on the Condensed Consolidated Statements of Financial Condition with the related profit or loss reflected in "Principal transactions" revenues. The Company accrues interest income and expense on interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt. These interest rate swap agreements had the effect of reducing net interest expense on the Company's fixed rate debt by $20.4 million and $10.6 million for the nine months ended September 30, 1999 and 1998, respectively. The Company had no deferred gains or losses recorded at September 30, 1999 and December 31, 1998 related to terminated swap agreements on the Company's long-term borrowings.

The fair value of an exchange-traded derivative financial instrument is determined by quoted market prices, while over-the-counter derivatives are valued based upon pricing models which consider time value and volatility, as well as other economic factors. The fair values of the Company's derivative financial instruments held for trading purposes at September 30, 1999 were $198.7 million and $203.0 million for assets and liabilities, respectively, and are reflected on the Condensed Consolidated Statements of Financial Condition. The fair values of these instruments at December 31, 1998 were $191.4 million and $217.8 million for assets and liabilities, respectively.

The Company's exposure to market risk relates to changes in interest rates, equity prices, foreign currency exchange rates or the market values of the assets underlying the financial instruments. The Company's exposure to credit risk at any point is represented by the fair value or replacement cost on contracts in which the Company has recorded an unrealized gain. At September 30, 1999 and December 31, 1998, the fair values amounted to $198.7 million and $191.4 million, respectively. The risks inherent in derivative financial instruments are managed consistent with the Company's overall risk management policies. (See Risk Management section below)

RISK MANAGEMENT

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

The following is a discussion of the Company's primary market risk exposures at September 30, 1999 and December 31, 1998 and how those exposures are managed:

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

The sensitivity calculation employed to analyze interest rate risk on fixed income financial instruments was based on a proprietary methodology which converted substantially all the Company's interest rate sensitive financial instruments at September 30, 1999 and December 31, 1998, into a uniform benchmark (a ten year U.S. Treasury note equivalent), and evaluated the impact assuming a 13 basis point change to the ten-year U.S. Treasury note at September 30, 1999 and December 31, 1998, respectively. The hypothetical basis point change was derived from a proprietary model which uses a one-day interval and a 95 percent confidence level, and was based on historical data over a one-year period. This analysis does not consider other factors that may influence these results, such as credit spread risk, prepayment risk on mortgage-backed securities or changes in the shape of the yield curve. The sensitivity calculation employed to analyze equity price risk on its equity financial instruments was based on a 2 percent move in the Dow Jones Industrial Average at September 30, 1999 and December 31, 1998, respectively, using a one-day interval and a 95 percent confidence level, and was based on historical data over a one-year period. Based upon the aforementioned methodologies, the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Company's potential daily loss in future earnings at September 30, 1999 was approximately $2 million and $0.1 million for interest rate risk and equity price risk, respectively, and the Company's potential daily loss in future earnings at December 31, 1998 was approximately $9 million and $0.1 million for interest rate risk and equity price risk, respectively.

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

The Testing phase of the plan is materially complete. Testing of external interfaces, including additional securities industry-wide testing, is materially complete.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



The Company estimates the incremental cost of achieving Year 2000 compliance to be approximately $65 million of which approximately $55 million has been incurred through September 30, 1999. Costs relating to the Year 2000 conversion are expensed as incurred. The estimated cost to resolve the Year 2000 issue and the timing of achieving compliance are management's best estimates based on current assessments of the scope of efforts required, the availability and cost of trained personnel and of third party resources. Factors that could cause actual results to differ materially from management estimates of future costs and timing of remediation include, but are not limited to: the successful identification of Company system-wide two-digit year codes; the adequacy of labor rate and consulting fee estimates; the success of suppliers and counterparties in achieving Year 2000 compliance or delivering compliant products to the Company; and the success of securities and commodities exchanges, self-regulatory organizations, industry clearing and depository institutions, other broker-dealers, and commercial banks in achieving Year 2000 compliance. There can be no guarantee that future results will not differ materially from the plan, resulting in changes to actual costs incurred and the timing of compliance.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

No significant events have occurred since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999, except as described below:

NEWTON V. MERRILL LYNCH, ET AL. SECURITIES LITIGATION

On November 8, 1999, the District Court denied plaintiffs' motion for class certification.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are filed herewith:

         Exhibit 12.1  - Computation of Ratio of Earnings to Fixed Charges

         Exhibit 12.2  - Computation of Ratio of Earnings to Combined Fixed
                         Charges and Preferred Stock Dividends

         Exhibit 27    - Financial Data Schedule

  (b) Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K dated October 12, 1999 with the Securities and Exchange Commission reporting under "Item 5 - Other Events" and "Item 7 - Exhibits" relating to the Company's press release which, among other things, reported financial results for the three and nine month periods ending September 30, 1999.

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Paine Webber Group Inc.
                                         (Registrant)



Date:  November 15, 1999             By: /s/ Regina A. Dolan
      ------------------             -------------------------
                                     Regina A. Dolan
                                     Senior Vice President and Chief Financial
                                     Officer (principal financial and accounting
                                     officer)