Form 10-K405
period 1999-12-31
PAINE WEBBER GROUP INC
filed 2000-03-30
CIK 75754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

   The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $5.6 billion as of March 9, 2000. (See Item 12.)

   On March 9, 2000, the Registrant had outstanding 145,479,208 shares of common stock of $1 par value, which is Registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Parts I, II and IV incorporate information by reference from the Registrant's 1999 Annual Report to Stockholders. Part I and Part III incorporate information by reference from the Registrant's definitive proxy statement for the annual meeting to be held on May 4, 2000.

PART I

ITEM 1. BUSINESS

Paine Webber Group Inc. ("PWG") is a holding Company which, together with its operating subsidiaries (collectively, the "Company"), forms one of the largest full-service securities and commodities firms in the United States*. Founded in 1879, the Company employs approximately 19,620 people in 315 offices worldwide. In addition to the detailed information set forth below, incorporated herein by reference is the general business description information on the Company, under the caption "Management's Discussion and Analysis" on page 25 in the 1999 Annual Report to Stockholders.

The Company offers a wide variety of products and services, consisting of those of a full service broker-dealer to primarily a domestic market, through its two operating segments: Individual and Institutional. The Individual segment offers brokerage services and products, asset management and other investment advisory and portfolio management products and services, and execution and clearing services for transactions originated by individual investors. The Institutional segment principally includes capital markets products and services such as securities dealer activities and investment banking. Certain business activities described below may comprise both the Individual and Institutional segments. Financial information for the years ended December 31, 1999, 1998 and 1997, including the amount of total revenue contributed by class of similar products or services contributing 10% or more of consolidated revenue, and information on segment and geographic data, is set forth in the Consolidated Financial Statements and the Notes thereto, and the "Five Year Financial Summary," on pages 55, 58 and 59 in the 1999 Annual Report to Stockholders incorporated herein by reference.

BROKERAGE SERVICES AND PRODUCTS

A portion of the Company's revenues are generated from commissions or fees earned as a broker, principally on behalf of individual clients, in the purchase and sale of equity securities (listed and over-the-counter securities), mutual funds, insurance products, options, fixed income instruments, commodities and financial futures. The Company also earns commissions or fees for services provided in the areas of employee benefits, managed accounts, online trading, personal trusts, and employee stock benefit services.

Securities transactions    The Company holds memberships in the major securities
exchanges in the United States in order to provide services to its brokerage clients in the purchase and sale of listed securities. The largest portion of the Company's commission revenue (57%) is derived from brokerage transactions for clients in listed securities and options. The Company has established commission rates for brokerage transactions which vary with the size and complexity of the transaction and with the activity level of the client's account. The Company may also act as broker for investors in the purchase and sale of over-the-counter securities and fixed income instruments including U.S. government and municipal securities.

In 1999, the Company introduced PaineWebber InsightOne(sm), a non-discretionary brokerage account offering the services of a financial advisor, the resources of a full-service brokerage firm, 24-hour account access and virtually unlimited online order entry, for an annual asset-based fee. PaineWebber InsightOne is not an investment advisory program.

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

Insurance    Through subsidiaries, PaineWebber Incorporated ("PWI") acts as agent for several life insurance companies and sells deferred annuities and life insurance. Additionally, variable annuities are issued by PaineWebber Life Insurance Company ("PW Life") which are sold by PWI as agent. PW Life also assumes reinsurance of variable annuities issued by other insurance companies.

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

Corporate Stock Benefit Services    The Company provides stock option and
employee stock purchase services to corporate clients. Services provided include plan administration, option exercise and employee stock purchase services and employee education. Plan participants may view plan data online and through an interactive voice response system. Participants may also conduct exercise and sale transactions through these automated applications. Compensation for services is in the form of administration fees and commissions on the sale of securities.

DEALER ACTIVITIES

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

Fixed Income The Company provides clients access to a variety of fixed income products including: U.S. government and agency securities; mortgage-backed related securities including those issued through Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corp. ("FHLMC"); asset-backed securities; emerging market securities; corporate investment-grade and high-yield securities; collateralized bond obligations ("CBOs") and collateralized loan obligations ("CLOs"); and options and futures contracts on certain of these products. To the extent significant price fluctuations occur, the Company's capital can be at risk. This risk is mitigated by hedging inventory positions.

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

The Company actively participates in the mortgage-backed securities markets through the purchase or sale of GNMA, FNMA, FHLMC, mortgage pass-through securities, collateralized mortgage obligations ("CMOs"), CBOs, CLOs, and other mortgage related and asset-backed securities, in order to meet client needs on a principal basis. As a means of financing its trading, the Company enters into repurchase agreements. The Company also structures and underwrites CMOs, CBOs and CLOs. Additionally, the Company serves as principal and financier in the origination, purchase, sale, securitization and resale of mortgage notes and other real estate related products.

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

The Company may also take positions in emerging market securities to facilitate transactions for its clients on a principal basis. Emerging market securities include Latin American, Eastern European and Asian instruments denominated in U.S. dollars and local currency units. The Company continually monitors its risk positions associated with emerging market securities and establishes limits with respect to overall market exposure, region and individual issuer.

Municipal securities    Through its municipal bond department, the Company is a
dealer in both the primary and secondary markets, buying and selling securities for its own account and for clients. The municipal bond department also acts as agent on a variable rate debt program from which it earns recurring fee revenue.

Derivatives    The Company is engaged in activities, primarily on behalf of clients, in equity derivative products, including listed and OTC options, warrants, futures and underlying equity securities. The Company also engages in market-making activities, on behalf of its municipal clients, in interest rate derivative products including interest rate swaps, swaptions, caps, floors and rate lock agreements. The Company may also create structured products, which are sold to retail and institutional clients, that are based on baskets of securities and currencies, primary foreign and domestic market indexes and other equity and debt-based products. The Company generally hedges positions taken in these structured products based on option and other valuation models. The Company engages in interest rate, stock index, commodity options and futures contract transactions in connection with the Company's principal trading activities and through its mortgage and foreign currency businesses, enters into forward purchase and sale agreements, and option contracts.

Derivative financial instruments are subject to varying degrees of market and credit risk, although in many cases derivatives serve to reduce, rather than increase the Company's exposure to losses from these risks. The Company has developed a control environment, encompassing both its derivative-based and other businesses, that involves the interaction of a number of risk management and control groups. See "Management's Discussion and Analysis - Risk Management" beginning on page 31 in the 1999 Annual Report to Stockholders for a discussion of these groups and their functions. See also "Notes to Consolidated Financial Statements - Note 1: Summary of Significant Accounting Policies, Note 4:
Long-Term Borrowings, Note 8: Financial Instruments with Off-Balance-Sheet Risk and Note 9: Risk Management", beginning on page 39, page 42, page 45 and page 47, respectively, in the 1999 Annual Report to Stockholders.

INVESTMENT BANKING

The Company manages and underwrites public offerings of debt and equity securities, arranges private placements and provides financial advice in connection with mergers and acquisitions, restructurings and reorganizations for domestic and international companies.

The Company manages public offerings of corporate debt and equity securities or participates as an underwriter in syndicates of public offerings managed by others. Management of an underwriting account is generally more profitable than participation as a syndicate member since the managing underwriters receive a management fee, and as the lead-manager has more control over the allocation of securities available for distribution. The Company is invited to participate in many syndicates of negotiated public offerings managed by others.

The Company is an industry leader in the management of tax-exempt bond offerings. Through its Municipal Securities Group, the Company provides financial advice to, and raises capital for, issuers of municipal securities to finance the construction and maintenance of a broad range of public-related facilities, including healthcare, housing, education, public power, water and sewer, airports, highways and other public finance infrastructure needs. The group also provides a secondary market for these securities. Revenues derived from these activities include underwriting fees, selling concessions, advisory fees and consulting fees.

Through its Commercial Real Estate group, the Company provides a full range of capital markets services to its real estate clients, including underwriting of debt and equity securities, principal lending, debt restructuring, property sales and bulk sales services, as well as a broad range of other advisory services.

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

ASSET MANAGEMENT

The Asset Management group is comprised of Mitchell Hutchins Asset Management Inc. ("MHAM"), including Mitchell Hutchins Investment Advisory division, Mitchell Hutchins Institutional Investors Inc., NewCrest Advisors Inc. and DSI International Management, Inc., an asset management firm specializing in enhanced index portfolio management, which was acquired in December 1999. The Asset Management group provides investment advisory and portfolio management services to mutual funds, institutions, pension funds, endowment funds, individuals and trusts. Mutual funds, for which MHAM serves as an investment advisor and administrator, include both taxable and tax-exempt funds and front-load, reverse-load, and level-load funds. At December 31, 1999, total assets under management were $68.8 billion.

In April 1999, the Yasuda PaineWebber Mutual Fund Company, Ltd. ("YPW"), a joint venture between the Company and The Yasuda Mutual Life Insurance Company ("Yasuda"), commenced operations. The joint venture was established to develop, sponsor, manage and distribute mutual funds in Japan. At the end of 1999, YPW managed approximately $1 billion in assets. The Company provides its expertise in structuring and administrating certain funds as well as its experience in the distribution of funds, while Yasuda and YPW distribute the products.

EXECUTION AND CLEARING SERVICES

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

The extension of margin credit is an important source of revenue to the Company since the interest rate paid by the client on funds loaned by the Company exceeds the Company's cost of funds. The amount of the Company's gross interest revenues is affected not only by prevailing interest rates, but also by the volume of business conducted on a margin basis. To finance margin loans to clients, the Company utilizes both interest-bearing and non-interest-bearing funds generated from a variety of sources in the course of its operations, including bank loans, free credit balances in client accounts, secured credits which result from client short sales, sales of securities under agreements to repurchase and the lending of securities. No interest is paid on clients' free credit balances.

By permitting a client to purchase on margin, the Company takes the risk that market declines could reduce the value of the collateral below the principal amount loaned, plus accrued interest, before the collateral could be sold.

Securities Lending and Prime Brokerage    In connection with both its trading
and brokerage transactions, the Company borrows and lends securities to and from brokers and dealers, banks, and other counterparties, principally to cover short sales and to complete transactions where the customer has not delivered securities by the settlement date. The borrower of securities is generally required to deposit cash or another form of qualifying collateral with the lender. The borrower pays a fee to the lender or receives only a portion of the interest earned on the cash deposit, pursuant to an agreement between the parties specifying the terms of the transaction. The Company also provides prime brokerage services to its clients. Prime brokerage is a relationship in which a professional money manager engages a single firm to consolidate operational, custodial and reporting functions while executing trades with multiple firms.

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

INTERNATIONAL

Portions of the Company's core business activities are conducted through PaineWebber International Inc. and its subsidiaries (collectively, the "foreign subsidiaries") certain of which also function as introducing broker-dealers to PWI for U.S. market products and are members of certain international exchanges. The foreign subsidiaries are active in the sales, trading and underwriting of U.S. dollar denominated and non-U.S. dollar denominated Eurobonds. In addition, certain of the foreign subsidiaries provide prime brokerage services to their clients and are active in the securities lending business.

RESEARCH

Research provides investment advice and strategies to institutional and individual clients, and other business areas of the Company. The Equity Research analysts, strategists, and economists cover approximately 800 companies in 52 industries and also generate broader investment and economic analyses. The Company's Fixed Income and Municipal Securities groups also maintain dedicated research teams that cover their respective businesses.


COMPETITION

All aspects of the business of the Company are highly competitive. The Company competes directly with numerous other brokers and dealers, investment banking firms, insurance companies, investment companies, banks, commercial banks and other financial institutions.

In recent years, competitive pressures have increased from discount brokerage firms, online internet trading, and commercial banks that were not traditionally engaged in the securities business. The financial services industry also has intensifying competition resulting from consolidation through mergers and acquisitions. In November 1999, the Gramm-Leach-Bliley Act was passed which repeals restrictions on affiliations among banks, securities firms and insurance companies, which may further increase competition. The Company believes that the principal factors affecting competition in the securities industry are available capital, and the quality and prices of services and products offered.

REGULATION

The securities and commodities industry is extensively regulated. The Securities and Exchange Commission ("SEC") is responsible for carrying out the federal securities laws and serves as a supervisory body over all national securities exchanges and associations, while the Commodity Futures Trading Commission ("CFTC") provides this function over all national commodities and futures exchanges and associations. The regulation of broker-dealers has to a large extent been delegated, by the federal securities laws, to self-regulatory organizations ("SROs"). These SROs include all the national securities and commodities exchanges, the National Association of Securities Dealers and the Municipal Securities Rulemaking Board. Subject to approval by the SEC and the CFTC, these SROs adopt rules that govern the industry and conduct periodic examinations of the operations of certain subsidiaries of the Company. The New York Stock Exchange ("NYSE") has been designated by the SEC as the primary regulator of certain of the Company's subsidiaries, including PWI. In addition, certain of these subsidiaries are subject to regulation of the laws of the 50 states, the District of Columbia and Puerto Rico or exchanges in which they are registered to conduct securities, banking, insurance or commodities business. Certain of the Company's subsidiaries operating in foreign countries are subject to foreign regulators such as the Securities and Futures Authority in the United Kingdom. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, recordkeeping, and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm.

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


ITEM 2.  PROPERTIES

The principal executive offices of the Company are located at 1285 Avenue of the Americas, New York, New York under leases expiring through December 31, 2015. The Company is currently leasing approximately 669,000 square feet at 1285 Avenue of the Americas principally comprising the offices of its investment banking, asset management, capital markets, and corporate headquarters staff, as well as four branch offices for retail financial advisors.

The Company leases approximately 968,000 square feet of space at Lincoln Harbor in Weehawken, New Jersey under leases expiring through December 31, 2013. The Lincoln Harbor facility principally comprises the offices of the Private Client Group headquarters, systems, operations, administrative services, and finance divisions.

During 1999, the Company entered into an agreement to lease 267,000 square feet at the Newport Center in Jersey City, New Jersey. The Company expects to begin occupying the space during the second quarter of 2000. The Newport Center facility will principally comprise the offices of the operations and information services divisions.

At December 31, 1999, the Company maintained 315 offices worldwide under leases expiring between 2000 and 2015. In addition, the Company leases various furniture and equipment. The information regarding the Company's lease commitments is set forth in Note 10 in the Notes to Consolidated Financial Statements on page 48 in the 1999 Annual Report to Stockholders.

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

NEWTON V. MERRILL LYNCH, ET AL. SECURITIES LITIGATION

PaineWebber and two other broker-dealers were named as defendants in litigation brought in November 1994 and subsequently styled In Re Merrill Lynch, et al., Securities Litigation, Civ. No. 94-5343 (DRD). The amended class action complaint, filed in March 1995, purportedly on behalf of a class of persons who placed market orders with defendants for the purchase or sale of NASDAQ securities between November 1992 and 1994, alleges that defendants violated the federal securities laws in connection with the execution of those orders by, among other things, failing to provide execution of such orders at prices better than the national best bid or offer available on the NASDAQ market. On December 13, 1995, the District Court granted defendants' motion for summary judgment. On January 31, 1998, the United States Court of Appeals for the Third Circuit (en banc) reversed the District Court's grant of summary judgment and remanded the case to the District Court for further proceedings. On April 30, 1998, defendants filed a petition for a writ of certiorari with the United States Supreme Court. On October 5, 1998, the petition was denied. On July 21, 1998, the Magistrate Judge granted plaintiffs' motion to amend the complaint to add additional plaintiffs and extend the period covered by the complaint through August 28, 1996, and the District Court affirmed that ruling on May 20, 1999. On November 8, 1999, the District Court denied plaintiffs' motion for class certification. Plaintiffs have petitioned the Third Circuit for permission to file an immediate appeal, which petition remains pending.

ASKIN LITIGATION*

Kidder, Peabody & Co. Incorporated ("Kidder, Peabody"), a subsidiary of the Company, together with other unrelated individuals and firms, has been named as a defendant in certain actions pending in the United States District Court for the Southern District of New York brought on behalf of individuals and two purported classes of investors in the three funds (the "Funds") managed by Askin Capital Management, L.P. and David J. Askin (collectively, the "Askin Parties"). The actions are Primavera Familienstiftung v. David J. Askin, et al., Docket No. 95 Civ. 8905; ABF Capital Management, et al. v. Askin Capital Management, L.P., Docket No. 96 Civ. 2978; Montpellier Resources, Limited et al. v. Askin Capital Management, L.P., et al., Docket No. 97 Civ. 1856; Richard Johnston as Trustee for the Demeter Trust, et al. v. Askin Capital Management, L.P., et al., Docket No. 97 Civ. 4335; Bambou, Inc., et al. v. David J. Askin et al., Docket No. 98 Civ. 6178; and AIG Managed Market Neutral Fund et al. v. Askin Capital Management L.P., et al., Docket No. 98 Civ. 7494. The plaintiffs have alleged, among other things, that Kidder, Peabody and other brokerage firms aided and abetted false and misleading representations made to investors in violation of federal and state securities laws, used the Funds as an outlet for otherwise unmarketable tranches of collateralized mortgage obligations, and violated various rules of the New York Stock Exchange and National Association of Securities Dealers. As a result of various decisions by the District Court, the only claim remaining in these cases against Kidder, Peabody is for aiding and abetting the Askin Parties' alleged fraud on the investors. In addition, on March 19, 1998, the District Court denied plaintiffs' motion for class certification in the Primavera and Montpellier Resources actions. The parties are presently engaged in pre-trial discovery. Trial has been tentatively scheduled to occur in September 2000. Collectively in the six lawsuits, the plaintiffs now claim damages of approximately $320 million, as well as unspecified punitive damages.

----------------------------
* This item relates to a matter involving Kidder, Peabody & Co. Incorporated which was acquired by the Company in August 1997. In connection with the acquisition, the seller and its parent General Electric Company agreed to indemnify the Company for all losses relating to this matter.

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

KEENE LITIGATION*

Kidder, Peabody is a defendant, along with other unrelated individuals and entities, in Richard A. Lippe, et al., v. Bairnco Corp. et al., 96 Civ. 7600, in the United States District Court for the Southern District of New York brought by the Trustees of the Keene Creditors' Trust ("KCT"). This action originally was filed on June 8, 1995 as Adversary Proceeding No. 95/9393A in the Bankruptcy Court for the Southern District of New York. On April 10, 1997, the District Court ordered the withdrawal of the bankruptcy court. KCT was established pursuant to the Plan of Reorganization approved in connection with the bankruptcy proceedings related to Keene Corporation ("Keene"). The KCT claims against Kidder, Peabody arise from fairness opinions rendered by Kidder, Peabody during the 1980s in connection with the sale of various businesses by Keene. KCT alleges that Kidder, Peabody's fairness opinions intentionally or recklessly undervalued the assets being sold. KCT further alleges that such acts constituted aiding and abetting breaches of fiduciary duties and self-dealing by Keene's corporate officers and directors, who are also defendants, in violation of the New York Business Corporation Law and the Racketeer Influenced and Corrupt Organizations Act. KCT seeks damages from Kidder, Peabody and other unrelated individuals and firms in excess of $700 million. On September 15, 1997, Kidder, Peabody filed a motion to dismiss the complaint. On February 6, 1998, the District Court granted Kidder, Peabody's motion to dismiss the complaint as to Kidder, Peabody. The dismissal order is not appealable by the plaintiff at this time.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Incorporated herein by reference is the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2000 ("Proxy Statement") to be filed with the SEC not later than 120 days after the end of the fiscal year.

Set forth below, in addition to information contained in the Proxy Statement, is certain information concerning the executive officers of PWG who do not also serve as directors of PWG:

Margo Alexander, 53, is Chairman of the Board and Chief Executive Officer of Mitchell Hutchins Asset Management Inc., a wholly-owned subsidiary of PWI. She has been Chairman of the Board since March 8, 1999 and Chief Executive Officer since January 1995. She was President of Mitchell Hutchins Asset Management Inc. from January 1995 to February 1999. From 1981 to 1995, Ms. Alexander held various positions in the Company including Director of Research, Co-Director of Institutional Equity, and Director of Institutional Equity. In April 1973, she joined Mitchell Hutchins & Co., a predecessor firm of the Company, as a security analyst.

Steven P. Baum, 47, is Executive Vice President and Director of Capital Markets of PWI, a position he has held since October 1997. From November 1995 to October 1997, he was Director of the Global Fixed Income and Commercial Real Estate groups. Upon joining the Company in February 1995, he served as

----------------------------
* This item relates to a matter involving Kidder, Peabody & Co. Incorporated which was acquired by the Company in August 1997. In connection with the acquisition, the seller and its parent General Electric Company agreed to indemnify the Company for all losses relating to this matter.

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

Jerome T. Fadden, 43, is Senior Vice President and Chief Financial Officer of PWG, and is Executive Vice President and Chief Financial Officer of PWI, positions he has held since joining the Company in November 1999. Prior to joining the Company, Mr. Fadden was Executive Vice President and Chief Financial Officer of Equus Re from October 1998 to August 1999. He was Executive Vice President and Chief Financial Officer and Treasurer at NAC Re Corporation from June 1996 to September 1998. Mr. Fadden was with Travelers Group from 1990 to 1996 where he served as Vice President and Treasurer.

Theodore A. Levine, 55, is General Counsel and Secretary of PWG, and is an Executive Vice President of PWI, positions he has held since June 1993. Mr. Levine is also a Senior Vice President of PWG, a position he has held since October 1997. He was Vice President of PWG from June 1993 to September 1997. Prior to joining the Company, Mr. Levine was a partner at the Washington D.C.- based law firm of Wilmer, Cutler and Pickering from February 1984 to June 1993. He was with the Securities and Exchange Commission from 1969 to 1984 where he rose to the position of Associate Director in the Division of Enforcement.

Robert H. Silver, 44, is Executive Vice President and Director of Operations, Service and Systems of PWI, a position he has held since July 1995. From 1988 to 1995, Mr. Silver held various positions in the Company including Director of Retail Products and Marketing, Director of Retail Branch offices, and Director of Finance and Controls. Prior to joining the Company, Mr. Silver was with Merrill Lynch & Co., Inc. from 1983 to 1988 and KPMG Peat Marwick from 1977 to 1983.

Mark B. Sutton, 45, is Executive Vice President and President of the Private Client Group of PWI. He has been an Executive Vice President of PWI since January 1995 and President of the Private Client Group since April 1998. From January 1995 to March 1998, he served as Director of the Private Client Group of PWI. Prior to rejoining the Company in January 1995, Mr. Sutton was with Kidder, Peabody & Co. from July 1992 to December 1994. He served as Managing Director and Chief Operating Officer of its brokerage unit until July of 1994 when he became the Chief Executive Officer of Kidder, Peabody's Investment Services Division. Mr. Sutton's original tenure with PaineWebber was from 1978 to 1992 where he served in various capacities including Director of Transaction Services and Managing Director of MHAM.

Executive Officers are elected annually to serve until their successors are elected and qualify or until they sooner die, retire, resign or are removed.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The information set forth under the captions "Market for Common Stock" and "Common Stock Dividend History" on page 57 in the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The information set forth under the caption "Financial Highlights" on page 18 in the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" beginning on page 25 in the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption "Management's Discussion and Analysis - Risk Management" beginning on page 31 and "Note 1 - Summary of Significant Accounting Policies - Derivative Financial Instruments" in the "Notes to the Consolidated Financial Statements" beginning on page 39 in the 1999 Annual Report to Stockholders is incorporated herein by reference.


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

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners of the Company's common stock is set forth on page 2 of the 2000 Proxy Statement and security ownership of executive officers and directors of the Company is set forth on pages 6 and 7 of the 2000 Proxy Statement and is incorporated herein by reference.

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

          3.2      -    By-laws of the Registrant as amended February 5, 1998
                        (incorporated by reference to Exhibit 3.5 of Registrant's Form 10-K for the year ended December 31,
                        1997).

          4.1      -    Amended and Restated Stockholders Agreement, dated as of
                        August 6, 1997 between Paine Webber Group Inc., General
                        Electric Company, General Electric Capital Corporation,
                        General Electric Capital Services, Inc. and Kidder
                        Peabody Group Inc. (incorporated by reference to Exhibit
                        4.1 of Registrant's Form 8-K dated August 7, 1997).

          4.2      -    Share Purchase Agreement, dated August 6, 1997, by and
                        among General Electric Company and General Electric
                        Capital Services, Inc. and Paine Webber Group Inc.
                        (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated August 7, 1997).

          4.3      -    Copy of form of certificate of common stock to reflect
                        a new signatory (incorporated by reference to Exhibit
                        4.1 of Registrant's Form 10-K for the year ended
                        December 31, 1993).

          4.4      -    Supplemental Indenture dated as of November 30, 1993
                        between Registrant and Chase Manhattan Bank Delaware
                        (formerly known as Chemical Bank (Delaware)), as
                        Trustee, relating to the Subordinated Debt Securities
                        (incorporated by reference to Exhibit 4.2g of Registrant's Registration Statement No. 33-52695 on Form
                        S-3 filed with the SEC on October 16, 1995).

          4.5      -    Indenture dated as of March 15, 1988 between Registrant
                        and Chase Manhattan Bank Delaware (formerly known as
                        Chemical Bank (Delaware)), as Trustee, relating to
                        Registrant's Subordinated Debt Securities (incorporated by reference to Exhibit 4.2d of Registrant's
                        Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

          4.6     -     Supplemental Indenture dated as of September 22, 1989,
                        to the Indenture dated as of March 15, 1988, between Registrant and Chase Manhattan Bank Delaware (formerly known as Chemical Bank (Delaware)), as Trustee, relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.2e of Registrant's Registration
                        Statement No. 33-52695 on Form S-3 filed with the SEC on
                        October 16, 1995).

          4.7     -     Supplemental Indenture dated as of March 22, 1991
                        between Registrant and Chase Manhattan Bank Delaware
                        (formerly known as Chemical Bank (Delaware)), as
                        Trustee, relating to Subordinated Debt Securities
                        (incorporated by reference to Exhibit 4.2f of Registrant's Registration Statement No. 33-52695 on Form
                        S-3 filed with the SEC on October l6, 1995).

          4.8     -     Indenture dated as of March 15, 1988 between Registrant
                        and The Chase Manhattan Bank (formerly known as Chemical
                        Bank), as Trustee, relating to Registrant's Senior Debt
                        Securities, (incorporated by reference to Exhibit 4.2a of Registrant's Registration Statement No. 33-52695 on
                        Form S-3 filed with the SEC on October 16, 1995).

          4.9     -     Supplemental Indenture dated as of September 22, 1989,
                        to the Indenture dated as of March 15, 1988 between Registrant and The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, relating to Senior Debt
                        Securities (incorporated by reference to Exhibit 4.2b of Registrant's Registration Statement No. 33-52695 on Form
                        S-3 filed with the SEC on October 16, 1995).

         4.10     -     Supplemental Indenture dated as of March 22, 1991
                        between Registrant and The Chase Manhattan Bank
                        (formerly known as Chemical Bank), as Trustee, relating to Senior Debt Securities (incorporated by reference to Exhibit 4.2c of Registrant's Registration Statement No.
                        33-52695 on Form S-3 filed with the SEC on October 16,
                        1995).

         4.11     -     Proposed Form of Debt Securities (Medium-Term Senior
                        Note, Series C, Fixed Rate) (incorporated by reference to Exhibit 4.1a to Registrant's Registration Statement
                        No. 33-52695 on Form S-3 filed with the SEC on October
                        16, 1995).

         4.12     -     Proposed Form of Debt Securities (Medium-Term
                        Subordinated Note, Series D, Fixed Rate) (incorporated by reference to Exhibit 4.1b to Registrant's
                        Registration Statement No. 33-52695 on Form S-3 filed with the SEC on October 16, 1995).

         4.13     -     Proposed Form of Debt Securities (Medium-Term
                        Subordinated Note, Series C, Floating Rate)
                        (incorporated by reference to Exhibit 4.1c to Registrant's Registration Statement No. 33-52695 on Form
                        S-3 filed with the SEC on October 16, 1995).

         4.14     -     Proposed Form of Debt Securities (Medium-Term
                        Subordinated Note, Series D, Floating Rate)
                        (incorporated by reference to Exhibit 4.1d to Registrant's Registration Statement No. 33-52695 on Form
                        S-3 filed with the SEC on October 16, 1995).

         4.15     -     Proposed Form of Debt Securities (Senior Note, Fixed
                        Rate) (incorporated by reference to Exhibit 4.1c to Registrant's Registration Statement No. 33-58124 on Form
                        S-3 filed with the SEC on February 10, 1993).

         4.16     -     Proposed Form of Debt Securities (Subordinated Note,
                        Fixed Rate) (incorporated by reference to Exhibit 4.1f to Registrant's Registration Statement No. 33-58124 on
                        Form S-3 filed with the SEC on February 10, 1993).

         4.17     -     Form of Junior Subordinated Debt Indenture dated
                        November 1996 between the Registrant and The Chase
                        Manhattan Bank as Trustee (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No.
                        333-13831 on Form S-3 filed with the SEC on November 22,
                        1996).

         4.18     -     Certificate of Trust of PWG Capital Trust I
                        (incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement No. 333-13831 on
                        Form S-3 filed with the SEC on November 22, 1996).

         4.19     -     Certificate of Trust of PWG Capital Trust II
                        (incorporated by reference to Exhibit 4.5 of Registrant's Registration Statement No. 333-13831 on
                        Form S-3 filed with the SEC on November 22, 1996).

         4.20     -     Form of Amended and Restated Declaration of Trust for
                        PWG Capital Trust I and II (incorporated by reference to
                        Exhibit 4.11 of Registrant's Registration Statement No.
                        333-13831 on Form S-3 filed with the SEC on November 22,
                        1996).

         4.21     -     Form of Preferred Security relating to Preferred Trust
                        Securities of PWG Capital Trust I and II (incorporated by reference to Exhibit 4.12 of Registrant's
                        Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

         4.22     -     Form of Supplemental Indenture to be used in connection
                        with issuance of Junior Subordinated Debt Securities
                        (incorporated by reference to Exhibit 4.13 of Registrant's Registration Statement No. 333-13831 on
                        Form S-3 filed with the SEC on November 22, 1996).

         4.23     -     Form of Supplemental Indenture to be used in connection
                        with issuance of Junior Subordinated Debt Securities
                        (incorporated by reference to Exhibit 4.11 to Registrant's Registration Statement No. 333-67187 on
                        Form S-3 filed with the SEC on November 12, 1998).

         4.24     -     Form of Junior Subordinated Debt Security (incorporated
                        by reference to Exhibit 4.14 of Registrant's
                        Registration Statement No. 333-13831 on Form S-3 filed with the SEC on November 22, 1996).

         4.25     -     Form of Guarantee with respect to Preferred Securities
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

       Credit Agreement dated as of August 30, 1996, as amended, among, PWI, the Initial Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent, relating to the $1.0 billion secured credit facility.

       Credit Agreement dated as of August 30, 1996, as amended, among, Paine Webber Real Estate Securities Inc., the Initial Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent, relating to the $1.0 billion secured credit facility.

       Credit Agreement dated as of August 30, 1996, as amended, among, PaineWebber International (U.K.) Ltd., the Initial Lenders named therein, and The Chase Manhattan Bank, as Administrative Agent, relating to the $1.0 billion secured credit facility.

         10.1     -     Omnibus Amendment to Grantor Trust Agreement under
                        Registrant's Senior Officer Deferred Compensation Plan dated as of August 15, 1996 (incorporated by reference to Exhibit 10.8 of Registrant's Form 10-K for the year ended December 31, 1996).

         10.2     -     Second Restated and Amended Agreement of Lease, dated as
                        of May 1, 1996, between 1285 Associates Limited
                        Partnership and PWI relating to property located at 1285
                        Avenue of the Americas, New York, New York (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the quarter ended March 31, 1996).

         10.3     -     Guarantee dated as of May 1, 1996 between Registrant and
                        1285 Associates Limited Partnership relating to the lease of property located at 1285 Avenue of the Americas, New York, New York (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q for the quarter ended March 31, 1996).

         10.4     -     Amended and Restated Investment Agreement dated as of
                        November 5, 1992 by and between Registrant and The
                        Yasuda Mutual Life Insurance Company ("Yasuda")
                        (incorporated by reference to Exhibit 10.9 to Registrant's Form 10-K for the year ended December 31,
                        1997).

         10.5     -     Lease Agreement dated as of April 14, 1986, between PWI
                        (as Tenant) and Hartz-PW Limited Partnership (as
                        Landlord) relating to the Lincoln Harbor Project
                        (Operations Center) located in Weehawken, New Jersey
                        (incorporated by reference to Exhibit 10.37 of Registrant's Form 10-K for the year ended December 31,
                        1995).

         10.6     -     Lease Agreement dated as of April 14, 1986, between PWI
                        (as Tenant) and Hartz-PW Limited Partnership (as
                        Landlord) relating to the Lincoln Harbor Project (Data
                        Processing Center) located in Weehawken, New Jersey
                        (incorporated by reference to Exhibit 10.38 of Registrant's Form 10-K for the year ended December 31,
                        1995).

         10.7     -     Lease Agreement dated as of April 14, 1986, between PWI
                        (as Tenant) and Hartz-PW Tower B Limited Partnership, as successor in interest to Hartz-PW Hotel Limited
                        Partnership relating to the Lincoln Harbor Project
                        (Tower B/Office Building) located in Weehawken, New
                        Jersey (incorporated by reference to Exhibit 10.39 of Registrant's Form 10-K for the year ended December 31,
                        1995).

         10.8     -     Agreement of Limited Partnership of Hartz-PW Limited
                        Partnership dated April 14, 1986 relating to the Lincoln
                        Harbor Project (Operation Center and Data Processing
                        Center) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.40 of Registrant's Form 10-K for the year ended December 31, 1995).

         10.9     -     Agreement of Limited Partnership of Hartz-Tower B
                        Limited Partnership dated April 14, 1986, as amended, relating to the Lincoln Harbor Project (Tower B/Office
                        Building) located in Weehawken, New Jersey (incorporated by reference to Exhibit 10.41 of Registrant's Form 10-K for the year ended December 31, 1995).

         10.10    -     Ground lease between Hartz Mountain Industries and
                        Hartz-PW Limited Partnership dated April 14, 1986 relating to the Operations Center at the Lincoln Harbor
                        Project in Weehawken, New Jersey (incorporated by reference to Exhibit 10.42 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.11*    -     Lease Agreement dated as of March 31, 1999, between PWI
                        (as Tenant) and Newport Office Center III Company, LLC, relating to the Newport Office Center located in Jersey
                        City, New Jersey.

        10.12     -     Directors and Officers Liability and Corporation
                        Reimbursement insurance policy with Fiduciary Liability
                        Rider with National Union Fire Insurance Company
                        (incorporated by reference to Exhibit 10.51 of Registrant's Form 10-K for the year ended December 31,
                        1996).

        10.13+    -     Limited Partnership Agreement of PW Partners 1993 L.P.
                        dated as of February 2, 1994 (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the year ended December 31, 1994).

        10.14+    -     Amendment to the Registrant's Senior Officer Deferred
                        Compensation Plan dated as of August 15, 1996
                        (incorporated by reference to Exhibit 10.5 of Registrant's Form 10-K for the year ended December 31,
                        1996).

        10.15+    -     Amendment to the Registrant's Senior Officer Deferred
                        Compensation Plan dated as of September 1, 1996
                        (incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K for the year ended December 31,
                        1996).

        10.16+    -     Omnibus Amendment to Grantor Trust Agreement under
                        Registrant's Senior Officer Deferred Compensation Plan dated as of August 9, 1996 (incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended December 31, 1996).

        10.17+    -     Form of Registrant's 1994 Senior Officer Deferred
                        Compensation Plan Grantor Trust Agreement (incorporated by reference to Exhibit 10.25 of Registrant's Form 10-K for the year ended December 31, 1997).

        10.18+    -     Registrant's 1994 Stock Award Plan (incorporated by
                        reference to Exhibit 4.1 of Registrant's Registration
                        Statement No. 33-55457 on Form S-8 filed with the SEC on
                        September 13, 1994).

        10.19+    -     Registrant's 1994 Executive Stock Award Plan
                        (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 33-55451 on Form
                        S-8 filed with the SEC on September 13, 1994).

        10.20+    -     Registrant's 1994 Non-Employee Director Stock Plan
                        (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement No. 33-53489 on Form
                        S-8 filed with the SEC on May 5, 1994).

        10.21+    -     Employment agreement dated as of May 4, 1993 between
                        Registrant, PWI and Theodore A. Levine (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K for the year ended December 31, 1993).

        10.22+    -     Letter dated as of October 27, 1995 amending certain
                        provisions of the Employment Agreement between Registrant, PWI and Theodore A. Levine (incorporated by reference to Exhibit 10.20 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.23+    -     Employment Agreement dated as of January 2, 1987 between
                        Registrant, PWI and Donald B. Marron (incorporated by reference to Exhibit 10.23 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.24+    -     Deferred Compensation Agreement dated as of August 29,
                        1988 between Registrant and Donald B. Marron relating to the Supplemental Employees Retirement Plan (incorporated by reference to Exhibit 10.26 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.25+    -     Agreement and Declaration of Trust for Supplemental
                        Employees Retirement Plan dated as of January 1, 1990 between Registrant and Chase Manhattan Bank, N.A. as
                        Trustee (incorporated by reference to Exhibit 10.36 of Registrant's Form 10-K for the year ended December 31,
                        1996).

        10.26+    -     Form of Registrant's Trust Agreement under Registrant's
                        Supplemental Employee Retirement Plan for Certain Senior
                        Officers dated as of February 1, 1999 (incorporated by reference to Exhibit 10.33 of Registrant's Form 10-K for the year ended December 31, 1998).

        10.27+    -     Form of Registrant's Supplemental Employee Retirement
                        Plan for Certain Senior Officers dated as of February 1,
                        1999 (incorporated by reference to Exhibit 10.34 of Registrant's Form 10-K for the year ended December 31,
                        1998).

        10.28+    -     Form of Registrant's Trust Agreement under Registrant's
                        Senior Officer Deferred Compensation Plan dated as of
                        February 1, 1999 (incorporated by reference to Exhibit
                        10.35 of Registrant's Form 10-K for the year ended
                        December 31, 1998).

        10.29+    -     Form of Registrant's Trust Agreement under Registrant's
                        Senior Officer Deferred Compensation Plan dated as of
                        February 1, 1999 (incorporated by reference to Exhibit
                        10.36 of Registrant's Form 10-K for the year ended
                        December 31, 1998).

        10.30+    -     Registrant's Equity Plus Program (incorporated by
                        reference to Exhibit 10.37 of Registrant's Form 10-K for the year ended December 31, 1998).

        10.31+    -     Limited Partnership Agreement of PW Partners 1995 L.P.
                        dated as of October 31, 1995 (incorporated by reference to Exhibit 10.47 of Registrant's Form 10-K for the year ended December 31, 1995).

        10.32+    -     Limited Partnership Agreement of PW Partners 1997 L.P.
                        dated as of March 11, 1998 (incorporated by reference to Exhibit 10.39 of the Registrant's Form 10-K for the year ended December 31, 1998).

        10.33+*   -     Registrant's 1999 Executive Incentive Compensation Plan.

           11+    -     Computation of Earnings Per Share - The information set
                        forth under the caption "Note 14: Earnings per Common
                        Share" on page 54 in the 1999 Annual Report to Stockholders is incorporated herein by reference.

         12.1*    -     Computation of Ratio of Earnings to Fixed Charges.

         12.2*    -     Computation of Ratio of Earnings to Combined Fixed
                        Charges and Preferred Stock Dividends.
------------------------------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

* Filed herewith

           13*    -     1999 Annual Report to Stockholders of the Registrant.

           21*    -     Subsidiaries of the Registrant.

           23*    -     Consent of Independent Auditors.

           27*    -     Financial Data Schedules.


(b)      Reports on Form 8-K:

         None.

-------------------
* Filed herewith.

                             PAINE WEBBER GROUP INC.
                       ITEMS 8, 14(a)(1) AND (2) AND 14(d)
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Incorporated herein by reference are the following financial statements included in the 1999 Annual Report to Stockholders. With the exception of the following financial statements and the information incorporated by reference on items 1, 5, 6, 7 and 7a, the 1999 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                                                   1999 Annual
                                                                      Report
                  Description                                         (Page)
                  -----------                                      -----------

       Report of independent auditors                                   56

       Consolidated statements of financial
            condition at December 31, 1999 and 1998                     35

       For the years ended December 31, 1999, 1998 and 1997:
          Consolidated statements of income                             34
          Consolidated statements of changes in
               stockholders' equity                                  36-37
          Consolidated statements of cash flows                         38

       Notes to consolidated financial statements                    39-55

       Quarterly financial information (unaudited)                      57

Schedules

                                                                   Form 10-K
                  Description                                        (Page)
                  -----------                                      -----------

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

                         REPORT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND STOCKHOLDERS
PAINE WEBBER GROUP INC.


We have audited the consolidated financial statements of Paine Webber Group Inc. as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 31, 2000. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules on page F-1. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               ERNST & YOUNG LLP


New York, New York
January 31, 2000

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             PAINE WEBBER GROUP INC.
                              (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                            (IN THOUSANDS OF DOLLARS)


                                                  YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                              1999         1998        1997
                                            ---------    ---------   ---------
Revenues
Interest                                    $ 401,831    $ 285,554   $ 262,573
Other                                           1,312          506         379
                                            ---------    ---------   ---------

       Total revenues                         403,143      286,060     262,952

Interest expense                              389,659      376,949     320,838
                                            ---------    ---------   ---------
       Net revenues                            13,484      (90,889)    (57,886)
                                            ---------    ---------   ---------


Equity in net income of affiliates            610,549      482,980     447,529

Non-interest (income) expense                    (385)         651       1,514
                                            ---------    ---------   ---------

Income before taxes                           624,418      391,440     388,129

Benefit for income taxes                        4,181       42,115      27,320
                                            ---------    ---------   ---------

Net income                                  $ 628,599    $ 433,555   $ 415,449
                                            =========    =========   =========

Dividends and amortization of discount
on preferred stock                             22,802       23,647      29,513

Unamortized discount charged to equity
on redemption of preferred stock               59,883           --          --
                                            ---------    ---------   ---------

Net income applicable to common shares      $ 545,914    $ 409,908   $ 385,936
                                            =========    =========   =========


           See Notes to Condensed Financial Information of Registrant.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             PAINE WEBBER GROUP INC.
                              (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                 (IN THOUSANDS OF DOLLARS EXCEPT SHARE AMOUNTS)

                                                                  December 31,        December 31,
                                                                      1999                1998
                                                                  ------------        ------------
ASSETS
Cash and cash equivalents                                         $        481        $         21
Financial instruments owned                                            161,316             158,408
Loans to and receivables from affiliates                             7,931,898           6,784,882
Investments in affiliates                                            2,913,029           2,354,821
Other assets                                                           246,048             239,258
                                                                  ------------        ------------
                                                                  $ 11,252,772        $  9,537,390
                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                             $  1,325,409        $  1,041,973
Financial instruments sold, not yet purchased                           37,413              29,597
Payables to affiliates                                                 570,047             570,140
Other liabilities and accrued expenses                                 760,239             602,589
Junior Subordinated Debentures held by Trusts                          405,928             405,928
Long-term borrowings                                                 5,236,479           4,258,405
                                                                  ------------        ------------
                                                                     8,335,515           6,908,632

Commitments and contingencies

Redeemable Preferred Stock                                                  --             189,815

Stockholders' Equity:
  Common stock, $1 par value, 400,000,000
     shares authorized; issued 193,145,152 shares
     and 191,047,151 shares in 1999 and 1998, respectively             193,145             191,047
  Additional paid-in capital                                         1,672,085           1,525,938
  Retained earnings                                                  2,171,080           1,689,386
  Treasury stock, at cost; 47,557,064 shares and 47,527,707
      shares in 1999 and 1998, respectively                         (1,113,736)           (962,792)
  Accumulated other comprehensive income                                (5,317)             (4,636)
                                                                  ------------        ------------
                                                                     2,917,257           2,438,943
                                                                  ------------        ------------
                                                                  $ 11,252,772        $  9,537,390
                                                                  ============        ============


           See Notes to Condensed Financial Information of Registrant.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             PAINE WEBBER GROUP INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------------------
                                                                                 1999               1998               1997
                                                                             -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $   628,599        $   433,555        $   415,449
Adjustments to reconcile net income to cash
used for operating activities:
 Noncash items included in net income:
       Equity in income of affiliates                                           (610,549)          (482,980)          (447,529)
       Depreciation and amortization                                              (6,879)            (6,989)            (1,309)
       Deferred income taxes                                                       2,932            (12,478)             1,862
       Amortization of deferred charges                                            6,662              6,972              2,809
(Increase) decrease in assets:
       Financial instruments owned                                                (2,908)          (158,408)                --
       Loans to and receivables from affiliates                               (1,010,654)        (1,150,593)        (1,644,602)
       Investment in affiliates                                                   (1,958)            18,371            111,389
       Other assets                                                              (16,543)           143,172           (117,002)
Increase (decrease) in liabilities:
       Payables to affiliates                                                        (93)            (5,901)           534,508
       Financial instruments sold, not yet purchased                               7,816             29,597                 --
       Other liabilities and accrued expenses                                    177,157            323,528            172,607
Proceeds from:
       Dividends received from subsidiaries                                      100,000            325,000            225,000
                                                                             -----------        -----------        -----------
Cash used for operating activities                                              (726,418)          (537,154)          (746,818)
                                                                             -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for:
       Office equipment and leasehold improvements                                  (679)              (523)               (61)
                                                                             -----------        -----------        -----------
Cash used for investing activities                                                  (679)              (523)               (61)
                                                                             -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on):
       Short-term borrowings                                                     283,436           (212,154)           340,656
Proceeds from:
       Junior Subordinated Debentures held by Trusts                                  --                 --            204,897
       Long-term borrowings                                                    1,414,997          1,148,860            822,011
       Employee stock transactions                                                85,042             45,257             72,820
Payments for:
       Long-term borrowings                                                     (449,525)          (293,223)          (198,360)
       Repurchases of common stock                                              (270,611)           (67,613)          (411,668)
       Preferred stock transactions                                             (250,000)                --                 --
       Dividends                                                                 (85,782)           (83,988)           (82,918)
                                                                             -----------        -----------        -----------
Cash provided by financing activities                                            727,557            537,139            747,438
                                                                             -----------        -----------        -----------
Increase (decrease) in cash and cash equivalents                                     460               (538)               559
Cash and cash equivalents, beginning of year                                          21                559                 --
                                                                             -----------        -----------        -----------
Cash and cash equivalents, end of year                                       $       481        $        21        $       559
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

     Included in non-interest income or expense in the Condensed Statements of Income is the amortization of negative goodwill.

     Expenses related to compensation plans sponsored by the Company for the benefit of employees of its subsidiaries are expensed at the subsidiary level.



     STATEMENT OF CASH FLOWS

     Interest payments for the years ended December 31, 1999, 1998 and 1997 approximated $372,047, $366,535 and $312,509, respectively. Income tax payments (consolidated) totaled $379,194, $236,597 and $278,553 for the years ended December 31, 1999, 1998 and 1997, respectively. The income tax provision of affiliates is reflected on an individual company basis and is included in equity in net income of affiliates.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

PAINE WEBBER GROUP INC.
         (Registrant)

BY:      /s/ Donald B. Marron
         ------------------------------
         Donald B. Marron
         Chairman of the Board and
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.

         /s/ Donald B. Marron
         ------------------------------
         Donald B. Marron
         Chairman of the Board,
         Chief Executive Officer and Director
         (Principal Executive Officer)

         /s/ Jerome T. Fadden
         ------------------------------
         Jerome T. Fadden
         Senior Vice President and Chief
         Financial Officer
         (Principal Financial and Accounting Officer)

         /s/ E. Garrett Bewkes, Jr.
         ------------------------------
         E. Garrett Bewkes, Jr.
         Director

         /s/ Reto Braun
         ------------------------------
         Reto Braun
         Director

         /s/ Regina A. Dolan
         ------------------------------
         Regina A. Dolan
         Director


         ------------------------------
         Frank P. Doyle
         Director

                                   SIGNATURES


         /s/ Joseph J. Grano, Jr.
         ------------------------------
         Joseph J. Grano, Jr.
         Director

         /s/ James W. Kinnear
         ------------------------------
         James W. Kinnear
         Director


         ------------------------------
         Naoshi Kiyono
         Director

         /s/ Robert M. Loeffler
         ------------------------------
         Robert M. Loeffler
         Director

         /s/ Edward Randall, III
         ------------------------------
         Edward Randall, III
         Director

         /s/ Henry Rosovsky
         ------------------------------
         Henry Rosovsky
         Director

         /s/ Ken-ichi Sekiguchi
         ------------------------------
         Ken-ichi Sekiguchi
         Director


         ------------------------------
         John R. Torell, III
         Director