Form 10-Q
period 2000-03-31
PAINE WEBBER GROUP INC
filed 2000-05-15
CIK 75754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to __________ .


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

YES        [X]              NO   [_]



On May 5, 2000 the Registrant had outstanding 145,625,835 shares of common stock of $1 par value, which is the Registrant's only class of common stock.

                             PAINE WEBBER GROUP INC.
                                   FORM 10-Q
                                 MARCH 31, 2000

                                TABLE OF CONTENTS

PART I.                   FINANCIAL INFORMATION                                      Page

    Item 1.               Financial Statements.

                          Condensed Consolidated Statements of Income
                          (unaudited) for the Three Months Ended
                          March 31, 2000 and 1999.                                     2

                          Condensed Consolidated Statements of Financial
                          Condition (unaudited) at March 31, 2000
                          and December 31, 1999.                                       3

                          Condensed Consolidated Statements of Cash Flows
                          (unaudited) for the Three Months Ended
                          March 31, 2000 and 1999.                                     4

                          Notes to Condensed Consolidated Financial Statements
                          (unaudited).                                                 5-13

    Item 2.               Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations.                                                 14-19


PART II.                  OTHER INFORMATION

    Item 1.               Legal Proceedings.                                          20
    Item 6.               Exhibits and Reports on Form 8-K.                           20-21

                          Signature.                                                  22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             PAINE WEBBER GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (In thousands of dollars except
                          share and per share amounts)

                                                               Three Months Ended
                                                                    March 31,
                                                      ------------------------------------
                                                          2000                   1999
                                                      ------------            ------------
REVENUES
       Commissions                                    $    676,172            $    478,873
       Principal transactions                              309,289                 314,208
       Asset management                                    278,288                 206,051
       Investment banking                                  122,180                 125,953
       Interest                                            981,547                 757,160
       Other                                                37,645                  41,065
                                                      ------------            ------------
           Total revenues                                2,405,121               1,923,310
       Interest expense                                    808,016                 608,419
                                                      ------------            ------------
               Net revenues                              1,597,105               1,314,891
                                                      ------------            ------------

NON-INTEREST EXPENSES

       Compensation and benefits                           949,786                 768,714
       Office and equipment                                 96,592                  81,452
       Communications                                       44,123                  42,203
       Business development                                 38,901                  23,867
       Brokerage, clearing & exchange fees                  27,303                  24,390
       Professional services                                49,426                  30,452
       Other                                               100,755                  78,794
                                                      ------------            ------------
         Total non-interest expenses                     1,306,886               1,049,872
                                                      ------------            ------------

INCOME BEFORE TAXES AND MINORITY INTEREST                  290,219                 265,019
      Provision for income taxes                           105,809                  96,359
                                                      ------------            ------------

INCOME BEFORE MINORITY INTEREST                            184,410                 168,660
           Minority interest                                 8,061                   8,061
                                                      ------------            ------------

NET INCOME                                            $    176,349            $    160,599
                                                      ============            ============

Net income applicable to common shares                $    176,349            $    154,650
                                                      ============            ============
Earnings per common share:
         Basic                                        $       1.22            $       1.06
         Diluted                                      $       1.16            $       1.01
Weighted-average common shares:
         Basic                                         145,019,159             145,598,619
         Diluted                                       152,336,445             153,728,711


Dividends declared per common share                   $       0.12            $       0.11

See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (In thousands of dollars except share and per share amounts)

                                                                                        March 31,               December 31,
                                                                                          2000                     1999
                                                                                       ------------             ------------
ASSETS
Cash and cash equivalents                                                              $    286,899             $    176,401
Cash and securities segregated and on deposit for
    federal and other regulations                                                           849,756                  823,059
Financial instruments owned                                                              22,467,838               21,144,830
Securities received as collateral                                                           809,168                1,079,976
Securities purchased under agreements to resell                                          15,873,737               15,923,948
Securities borrowed                                                                      10,129,834               10,526,638
Receivables, net of allowance for doubtful accounts of
    $27,413 and $30,039 at March 31, 2000 and
    December 31, 1999, respectively                                                      11,363,652               10,287,937
Office equipment and leasehold improvements, net of accumulated depreciation and amortization of $561,375 and $527,718 at
    March 31, 2000 and December 31, 1999, respectively                                      628,310                  579,819
Other assets                                                                              1,105,729                1,069,768
                                                                                       ------------             ------------
                                                                                       $ 63,514,923             $ 61,612,376
                                                                                       ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                                  $  1,855,495             $  1,884,250
Financial instruments sold, not yet purchased                                             5,732,661                7,099,208
Securities sold under agreements to repurchase                                           27,762,648               25,740,196
Securities loaned                                                                         7,605,308                5,661,200
Obligation to return securities received as collateral                                      809,168                1,079,976
Payables                                                                                  8,239,030                8,448,217
Other liabilities and accrued expenses                                                    2,961,542                3,164,496
Long-term borrowings                                                                      5,114,910                5,223,826
                                                                                       ------------             ------------
                                                                                         60,080,762               58,301,369
                                                                                       ------------             ------------
Commitments and contingencies
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
    Trusts holding solely Company Guaranteed Related Subordinated Debt                      393,750                  393,750

Stockholders' Equity:
    Common stock, $1 par value, 400,000,000 shares authorized, issued
          194,530,404 shares and 193,145,152 shares at
          March 31, 2000 and December 31, 1999, respectively                                194,530                  193,145
    Additional paid-in capital                                                            1,722,842                1,672,085
    Retained earnings                                                                     2,329,992                2,171,080
    Treasury stock, at cost; 49,393,807 shares and 47,557,064 shares at
          March 31, 2000 and December 31, 1999, respectively                             (1,200,754)              (1,113,736)
    Accumulated other comprehensive income                                                   (6,199)                  (5,317)
                                                                                       ------------             ------------
                                                                                          3,040,411                2,917,257
                                                                                       ------------             ------------
                                                                                       $ 63,514,923             $ 61,612,376
                                                                                       ============             ============

See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (In thousands of dollars)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                          2000                    1999
                                                                       -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $   176,349             $   160,599
     Adjustments to reconcile net income to cash
         provided by (used for) operating activities:
     Noncash items included in net income:
         Depreciation and amortization                                      30,118                  21,435
         Deferred income taxes                                              31,841                  11,198
         Amortization of deferred charges                                   25,332                  18,386
         Stock-based compensation                                           (1,596)                  5,790
     (Increase) decrease in operating assets:
         Cash and securities on deposit                                    (26,697)                 32,778
         Financial instruments owned                                    (1,302,698)             (2,074,670)
         Securities purchased under agreements to resell                    50,211              (1,071,797)
         Securities borrowed                                               396,804                (702,443)
         Receivables                                                    (1,073,089)               (379,327)
         Other assets                                                      (93,806)               (156,608)
     Increase (decrease) in operating liabilities:
         Financial instruments sold, not yet purchased                  (1,366,547)              1,013,811
         Securities sold under agreements to repurchase                  2,022,452               4,119,870
         Securities loaned                                               1,944,108                 545,931
         Payables                                                         (209,187)             (1,576,819)
         Other                                                            (198,042)               (211,215)
                                                                       -----------             -----------
         Cash provided by (used for) operating activities                  405,553                (243,081)
                                                                       -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for:
       Office equipment and leasehold improvements                         (80,211)                (45,492)
                                                                       -----------             -----------
       Cash used for investing activities                                  (80,211)                (45,492)
                                                                       -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments for) proceeds from short-term borrowings                (28,755)                195,116
     Proceeds from:
         Long-term borrowings                                              196,022                 147,000
         Employee stock transactions                                        54,447                  37,576
     Payments for:
         Long-term borrowings                                             (307,530)                (37,600)
         Repurchases of common stock                                      (111,592)                (56,404)
         Dividends                                                         (17,436)                (22,067)
                                                                       -----------             -----------
         Cash (used for) provided by financing activities                 (214,844)                263,621
                                                                       -----------             -----------
     Increase (decrease) in cash and cash equivalents                      110,498                 (24,952)
         Cash and cash equivalents, beginning of period                    176,401                 228,359
                                                                       -----------             -----------
         Cash and cash equivalents, end of period                      $   286,899             $   203,407
                                                                       ===========             ===========

See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The condensed consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentations. The December 31, 1999 Condensed Consolidated Statement of Financial Condition was derived from the audited consolidated financial statements of the Company. The financial information as of and for the periods ended March 31, 2000 and 1999 is unaudited. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been made.

Certain financial information that is normally in annual financial statements but is not required for interim reporting purposes has been condensed or omitted. The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year.

Statement of Cash Flows
Total interest payments, which relate principally to agreements to repurchase, short-term borrowings, securities loaned and long-term borrowings, were $865,029 and $577,797 for the three months ended March 31, 2000 and 1999, respectively. Income taxes paid were $86,657 and $63,680 for the three months ended March 31, 2000 and 1999, respectively.

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

NOTE 2: FINANCIAL INSTRUMENTS OWNED AND SOLD, NOT YET PURCHASED

At March 31, 2000 and December 31, 1999, financial instruments owned and financial instruments sold, not yet purchased consisted of the following:

                                                           March 31,            December 31,
                                                             2000                   1999
                                                          -----------            -----------
Financial instruments owned:
    U.S. government and agencies                          $ 6,685,430            $ 5,864,331
    Mortgages and mortgage-backed                           9,087,219              9,012,415
    Corporate debt                                          1,791,952              1,875,361
    Commercial paper and other short-term debt              1,835,741              1,744,036
    Equities and other                                      2,510,595              2,030,986
    State and municipals                                      556,901                617,701
                                                          -----------            -----------
                                                          $22,467,838            $21,144,830
                                                          ===========            ===========

Financial instruments sold, not yet purchased:
    U.S. government and agencies                          $ 3,998,570            $ 5,804,259
    Mortgages and mortgage-backed                             100,908                123,049
    Corporate debt                                          1,238,058                785,890
    Equities                                                  379,992                348,485
    State and municipals                                       15,133                 37,525
                                                          -----------            -----------
                                                          $ 5,732,661            $ 7,099,208
                                                          ===========            ===========

NOTE 3: LONG-TERM BORROWINGS

Long-term borrowings at March 31, 2000 and December 31, 1999 consisted of the following:

                                                       March 31,           December 31,
                                                         2000                  1999
                                                      ----------            ----------
U.S. Dollar-Denominated:
    Fixed Rate Notes due 2000 - 2014                  $2,624,543            $2,757,851
    Fixed Rate Subordinated Notes due 2002               174,787               174,765
    Medium-Term Senior Notes                           2,142,990             2,143,010
    Medium-Term Subordinated Notes                        85,200               148,200
Non-U.S. Dollar-Denominated:
    Medium-Term Note due 2003                             87,390                  --
                                                      ----------            ----------
                                                      $5,114,910            $5,223,826
                                                      ==========            ==========

At March 31, 2000, interest rates on the U.S. dollar-denominated fixed rate notes and fixed rate subordinated notes ranged from 6.25 percent to 9.25 percent and the weighted-average interest rate was 7.19 percent. Interest on the notes is payable semi-annually. The fixed rate notes and fixed rate subordinated notes outstanding at March 31, 2000 had an average maturity of 5.8 years.

At March 31, 2000, the Company had outstanding U.S. dollar-denominated fixed rate Medium-Term Notes of $1,324,040 and variable rate Medium-Term Notes of $904,150. The Medium-Term Notes outstanding at March 31, 2000 had an average maturity of 4.1 years and a weighted-average interest rate of 6.73 percent.

At March 31, 2000, the interest rate on the Non-U.S. dollar-denominated Medium-Term note was 1.27 percent.

At March 31, 2000 and December 31, 1999, the fair values of long-term borrowings were $4,975,067 and $5,140,331, respectively, as compared to the carrying amounts of $5,114,910 and $5,223,826, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for substantially all of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating rate payments.

The net fair values of the interest rate swaps were $142,099 and $127,097 payable at March 31, 2000 and December 31, 1999, respectively. The fair value of interest rate swaps used to hedge the Company's fixed rate debt is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates.

The carrying amounts of the interest rate swap agreements included in the Company's Condensed Consolidated Statements of Financial Condition at March 31, 2000 and December 31, 1999 were net receivables of $12,956 and $12,075, respectively. See Note 5 for further discussion of interest rate swap agreements used for hedging purposes.


NOTE 4: CAPITAL REQUIREMENTS

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2 percent of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4 percent of such aggregate debit items. Business may not be expanded if net capital is less than 5 percent of such aggregate debit items. As of March 31, 2000, PWI's net capital of $1,177,824 was 9.5 percent of aggregate debit items and its net capital in excess of the minimum required was $919,943.


NOTE 5: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Held or Issued for Trading Purposes
Set forth below are the gross contract or notional amounts of the Company's outstanding off-balance-sheet derivative and other financial instruments held or issued for trading purposes. These amounts are not reflected in the Condensed Consolidated Statements of Financial Condition and are indicative only of the volume of activity at March 31, 2000 and December 31, 1999. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions.

                                                                           Notional or Contract Amount
                                                    --------------------------------------------------------------------------
                                                            March 31, 2000                           December 31, 1999
                                                    --------------------------------          --------------------------------
                                                     Purchases              Sales              Purchases              Sales
                                                    -----------          -----------          -----------          -----------
Mortgage-backed forward contracts
   and options written and purchased                $15,768,316          $20,472,150          $14,417,186          $17,540,786

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                               1,799,585            1,800,063            1,380,925            1,373,981

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                         201,171              470,999              144,034              239,682

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                               6,987,108            5,358,536            3,557,193            5,538,887

Interest rate swaps and caps                          1,464,080            2,434,080            1,688,762              419,989

Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of March 31, 2000 and December 31, 1999. The fair value amounts are netted by counterparty when specific conditions are met.

                                                                 Fair Value at                             Fair Value at
                                                                 March 31, 2000                           December 31, 1999
                                                        ------------------------------              ------------------------------
                                                         Assets              Liabilities             Assets             Liabilities
                                                        --------              --------              --------              --------
Mortgage-backed forward contracts and
  options written and purchased                         $ 78,782              $ 86,714              $159,228              $114,838

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                                   19,365                19,163                20,274                20,158

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                          132,908                58,919               152,024                48,835

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                                   28,566                13,008                29,584                20,177

Interest rate swaps and caps                              15,624                23,704                31,569                11,087

Set forth below are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended March 31, 2000 and the twelve months ended December 31, 1999. The average fair value is based on the average of the month-end balances during the periods indicated.

                                                              Average Fair Value                        Average Fair Value
                                                              Three Months Ended                        Twelve Months Ended
                                                                 March 31, 2000                           December 31, 1999
                                                        ------------------------------              ------------------------------
                                                         Assets              Liabilities             Assets              Liabilities
                                                        --------              --------              --------              --------
Mortgage-backed forward contracts and
  options written and purchased                         $ 93,071              $ 89,451              $171,113              $163,954

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                                   33,468                30,338                22,549                22,377

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                          136,105                51,531                63,624                40,321

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                                   27,772                13,164                11,932                49,800

Interest rate swaps and caps                              26,662                18,052                18,593                 6,754

The Company also sells securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Condensed Consolidated Statements of Financial Condition.

The off-balance-sheet derivative trading transactions are generally short-term. At March 31, 2000 substantially all of the off-balance-sheet trading-related derivative and other financial instruments had remaining maturities of less than one year.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Condensed Consolidated Statements of Financial Condition and amounted to $275,245 and $392,679 at March 31, 2000 and December 31, 1999, respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The following table summarizes the Company's principal transactions revenues by business activity for the three months ended March 31, 2000 and 1999. Principal transactions revenues include realized and unrealized gains and losses on trading positions and principal investing activities, including hedges. In assessing the profitability of its trading activities, the Company views net interest and principal transactions revenues in the aggregate.

                                                                Principal Transactions Revenues
                                                                 ------------------------------
                                                                         Three Months
                                                                        Ended March 31,
                                                                 ------------------------------
                                                                   2000                  1999
                                                                 --------              --------
Taxable fixed income (includes futures, forwards,
     options contracts and other securities)                     $ 57,771              $194,404
Equities (includes stock index futures, forwards
       and options contracts)                                     206,822                84,907
Municipals (includes futures and options contracts)                44,696                34,897
                                                                 --------              --------
                                                                 $309,289              $314,208
                                                                 ========              ========

Held or Issued for Purposes Other Than Trading
The Company enters into interest rate swap agreements to manage the interest rate characteristics of its assets and liabilities. As of March 31, 2000 and December 31, 1999, the Company had outstanding interest rate swap agreements with commercial banks with notional amounts of $3,891,010 and $4,206,010, respectively. These agreements effectively converted substantially all of the Company's fixed rate debt at March 31, 2000 into floating rate debt. The interest rate swap agreements entered into have had the effect of reducing net interest expense on the Company's fixed rate debt by $282 and $5,753 for the three months ended March 31, 2000 and 1999, respectively. The Company had no deferred gains or losses related to terminated swap agreements on the Company's long-term borrowings at March 31, 2000 and December 31, 1999. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements generally are large financial institutions, and the Company has not experienced defaults in the past, and management does not anticipate any counterparty defaults in the foreseeable future. See Note 3 for further discussion of interest rate swap agreements used for hedging purposes.

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

Market risk modeling is based on estimating loss exposure through sensitivity testing. These results are compared to established limits, and exceptions are subject to review and approval by senior management. Other market risk control procedures include monitoring inventory agings, reviewing traders' marks and holding regular meetings between the senior management of the business groups and the risk management group.

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

Receivables and payables with brokers and dealers, agreements to resell and repurchase securities, and securities borrowed and loaned are generally collateralized by cash, government and government-agency securities, and letters of credit. The market value of the initial collateral received approximates or is greater than the contract value. Additional collateral is requested when considered necessary. The Company may pledge clients' margined securities as collateral in support of securities loaned and bank loans, as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At March 31, 2000, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Client trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at March 31, 2000 were settled without material adverse effect on the Company's consolidated financial statements, taken as a whole.

Concentrations of Credit Risk
Concentrations of credit risk that arise from financial instruments (whether on- or off-balance-sheet) exist for groups of counterparties when they have similar economic characteristics that would cause their ability to meet obligations to be similarly affected by economic, industry or geographic factors. As a major securities firm, the Company engages in underwriting and other financing activities with a broad range of clients, including other financial institutions, municipalities, governments, financing companies, and commercial real estate investors and operators. These activities could result in concentrations of credit risk with a particular counterparty, or group of counterparties operating in a particular geographic area or engaged in business in a particular industry. The Company seeks to control its credit risk and the potential for risk concentration through a variety of reporting and control procedures described above.

The Company's most significant industry concentration, which arises within its normal course of business activities, is financial institutions including banks, brokers and dealers, investment funds, and insurance companies.


NOTE 7: COMMITMENTS AND CONTINGENCIES

At March 31, 2000 and December 31, 1999, the Company was contingently liable under unsecured letters of credit totaling $193,787 and $139,156, respectively, which approximated fair value. At March 31, 2000 and December 31, 1999 certain of the Company's subsidiaries were contingently liable as issuer of approximately $45,000 of notes payable to managing general partners of various limited partnerships pursuant to certain partnership agreements. In addition, as part of the 1995 limited partnership settlements, the Company has agreed, under certain circumstances, to provide to class members additional consideration including assignment of fees the Company is entitled to receive from certain partnerships. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole.

In meeting the financing needs of certain of its clients, the Company may also issue standby letters of credit which are collateralized by customer margin securities. At March 31, 2000 and December 31, 1999, the Company had outstanding $118,300 and $101,400, respectively, of such standby letters of credit. At March 31, 2000 and December 31, 1999, securities with fair value of $1,791,490 and $2,536,073, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

In the normal course of business, the Company enters into when-issued transactions, underwriting and other commitments. Also, at March 31, 2000 and December 31, 1999, the Company had commitments of $1,070,416 and $858,122, respectively, consisting of secured credit lines to real estate operators, mortgage and asset-backed originators, and commitments to investment partnerships, in certain of which key employees are limited partners. Settlement of these transactions at March 31, 2000 would not have had a material impact on the Company's consolidated financial statements, taken as a whole.

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


NOTE 8: COMPREHENSIVE INCOME

Comprehensive income is calculated in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income combines net income and certain items that directly affect stockholders' equity, such as foreign currency translation adjustments. The components of comprehensive income for the three months ended March 31, 2000 and 1999 were as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                     ---------------------------------
                                                       2000                    1999
                                                     ---------               ---------
Net income                                           $ 176,349               $ 160,599
Foreign currency translation adjustment                   (882)                 (1,512)
                                                     ---------               ---------
Total comprehensive income                           $ 175,467               $ 159,087
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

Set forth below is the reconciliation of net income applicable to common shares and weighted-average common and common equivalent shares of the basic and diluted earnings per common share computations:

                                                                       Three Months Ended
                                                                            March 31,
                                                           ----------------------------------------
                                                               2000                       1999
                                                           -------------              -------------
NUMERATOR:
Net income                                                 $     176,349              $     160,599
     Preferred stock dividends                                      --                       (5,949)
                                                           -------------              -------------
Net income applicable to common shares
     for basic earnings per share                                176,349                    154,650
                                                           =============              =============
Net income applicable to common shares
     for diluted earnings per share                        $     176,349              $     154,650
                                                           =============              =============

DENOMINATOR:
Weighted-average common shares for basic
     earnings per share                                      145,019,159                145,598,619
                                                           =============              =============
Weighted-average effect of dilutive
     employee stock options and awards                         7,317,286(1)               8,130,092
                                                           -------------              -------------
Dilutive potential common shares                               7,317,286                  8,130,092
                                                           -------------              -------------
Weighted-average common and common equivalent
     shares for diluted earnings per share                   152,336,445                153,728,711
                                                           =============              =============

EARNINGS PER SHARE:
Basic                                                      $        1.22              $        1.06
                                                           =============              =============
Diluted                                                    $        1.16              $        1.01
                                                           =============              =============

NOTE 10: SEGMENT REPORTING DATA

The Company offers a wide variety of products and services, primarily those of a full service domestic broker-dealer to a domestic market, through its two operating segments: Individual and Institutional. The Individual segment offers brokerage services and products (such as the purchase and sale of securities, insurance annuity contracts, mutual funds, wrap fee products, and margin and securities lending), asset management and other investment advisory and portfolio management products and services, and execution and clearing services for transactions originated by individual investors. The Institutional segment principally includes capital market products and services (such as the placing of securities and other financial instruments for - and the execution of trades on behalf of - institutional clients, investment banking services such as the underwriting of debt and equity securities, and mergers and acquisitions advisory services).

------------------

(1) Included in the calculation of employee stock options and awards was the dilutive effect of 1,925,000 instruments related to convertible debentures.

Segment revenues and expenses in the table below consist of those that are directly attributable to the segment under which they are reported, combined with segment amounts based on Company allocation methodologies (for example, allocating a portion of investment banking revenues to the Individual segment; relative utilization of the Company's square footage for certain cost allocations).

                              Three months ended March 31, 2000               Three months ended March 31, 1999
                         ---------------------------------------------    ---------------------------------------------
                          Individual   Institutional       Total           Individual     Institutional      Total
                         ------------- -------------- ----------------    -------------- --------------- --------------
Total revenues             $1,470,751      $ 934,370      $ 2,405,121       $1,104,409         $818,901    $ 1,923,310
Net revenues                1,251,278        345,827        1,597,105          955,113          359,778      1,314,891
Income before taxes
and minority interest         199,194         91,025          290,219          155,483          109,536        265,019

Total assets for the Individual and Institutional segments were $25,175,880 and $38,339,043, respectively, at March 31, 2000 and $21,828,324 and $39,784,052,
respectively at December 31, 1999.

NOTE 11: SUBSEQUENT EVENTS

On April 27, 2000, PWG entered into an agreement and plan of merger (the "Merger Agreement") with J.C. Bradford & Co. L.L.C. ("J.C. Bradford"), a leading privately-held brokerage firm in the Southeast, pursuant to which a subsidiary of PWG will merge with and into J.C. Bradford. The all cash transaction, valued at $620 million, is expected to close in the third quarter of this year.

At the May 4, 2000 Annual Meeting of Stockholders, the Company approved to amend the Restated Certificate of Incorporation of PWG to authorize the issuance of up to 150,000,000 shares of Non-Voting Common Stock, par value of $1.00 per share.

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

Certain statements included in this discussion and in other parts of this report include "forward-looking statements" that involve known and unknown risks and uncertainties including (without limitation) those mentioned above, the impact of current, pending and future legislation and regulation, and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company disclaims any obligation or undertaking to update publicly or revise any forward-looking statements.

During the first quarter of 2000, economic conditions in the U.S. were generally positive, but the financial markets were volatile. The annualized rate of Real Gross Domestic Product growth in the first quarter was 5.4 percent, versus 7.3 percent in the fourth quarter of 1999 and 3.7 percent in the first quarter a year ago. However, inflation increased during the first quarter of 2000, as the Consumer Price Index rose 4.0 percent, after rising 2.9 percent in the fourth quarter of 1999. The yield on 10-year U.S. Treasury bonds was 6.03 percent on March 31, 2000, a 42 basis point decline from the 6.45 percent at December 31, 1999, and a 78 basis point increase from 5.25 percent on March 31, 1999. However, the yield on the 3-month Treasury bill increased 55 basis points during the first quarter of 2000, from 5.33 percent at the end of 1999 to 5.88 percent on March 31, 2000. The Federal Reserve raised the federal funds rate by a total of 50 basis points during the first quarter of 2000, from 5.50 percent to 6.00 percent.

The equity markets were more volatile during the first quarter of 2000 than the prior year quarter. The Dow Jones Industrial Average declined 5.0 percent in the first quarter of 2000, compared to an increase of 6.6 percent during the first quarter of 1999. The S&P 500 stock index appreciated 2.0 percent as compared with 4.6 percent in the 1999 first quarter. The NASDAQ Composite Index advanced
12.4 percent in the first three months of 2000, as compared with 12.3 percent in the first quarter of 1999. Stock market volume was heavy, easily beating the 1999 figures. Average daily volume on the New York Stock Exchange was 1,049 million shares in the first quarter of 2000, as compared with 799 million shares in the first quarter of 1999. NASDAQ volume increased from 967 million average daily shares in the first quarter of 1999 to 1,705 million shares in the first quarter of 2000.


RESULTS OF OPERATIONS

Quarter Ended March 31, 2000 compared to Quarter Ended March 31, 1999

For the quarter ended March 31, 2000, the Company's net income was a record $176.3 million, or $1.22 per basic share ($1.16 per diluted share) compared to net income of $160.6 million, or $1.06 per basic share ($1.01 per diluted share) earned during the first quarter of 1999. During the first quarter of 2000, revenues, net of interest expense, were a record $1,597.1 million, 21.5 percent higher than the first quarter of 1999.

Commission revenues earned during the first quarter of 2000 were a record $676.2 million, 41.2 percent higher than the $478.9 million earned during the prior year quarter, reflecting increases in both individual and institutional businesses. Mutual fund and insurance commissions increased $72.4 million or
58.0 percent, commissions from over-the-counter securities and commodities increased $68.3 million or 100.3 percent and commissions on the sale of listed securities and options increased $56.1 million or 19.6 percent compared to the prior year quarter.

Principal transactions revenues declined slightly from the first quarter of 1999 to $309.3 million from $314.2 million, or 1.6 percent. The decline was attributable to lower results in taxable fixed income reflecting reduced customer flow due to a more difficult economic environment. Partially offsetting the decline in fixed income were increases in equities, reflecting increased market activity, and increases in municipals.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Asset management fees increased $72.2 million, or 35.1 percent to a record $278.3 million, reflecting higher revenues earned on managed and fee-based accounts. Average assets in wrap and trust accounts during the first quarter of 2000 were approximately 53 percent higher than during the first quarter of 1999. At March 31, 2000, assets in wrap and trust accounts reached a record $53.9 billion. The increase in revenues also reflects higher investment advisory fees earned on assets managed in long-term and money market funds. The average assets under management in money market, institutional and long-term mutual funds were approximately $71 billion during the first quarter of 2000 and approximately $59 billion during the first quarter of 1999. At March 31, 2000, assets under management reached a record $73.4 billion.

Investment banking revenues earned during the first quarter of 2000 were $122.2 million, $3.8 million less than the $126.0 million earned during the first quarter of 1999. The current year quarter reflects decreases in municipal and corporate securities underwriting fees, management fees and selling concessions on lower volume of lead-managed and co-managed issues. Partially offsetting these decreases were increases in private placement and other fees.

Net interest increased $24.8 million, or 16.7 percent to $173.5 million primarily due to increased margin interest and an increased level of trading positions during the quarter.

Compensation and benefits expenses for the quarter ended March 31, 2000 were $949.8 million, a 23.6 percent increase as compared to $768.7 million during the prior year quarter. The number of employees at March 31, 2000 increased 1,957, or 10.8 percent, as compared to March 31, 1999 reflecting an additional 575 Private Client Group financial advisors, related financial advisor support personnel, and technology specialists hired to implement the Company's technology initiatives. Also, the Company's improved operating results for the first quarter of 2000 versus the prior year quarter resulted in higher production-based compensation to Private Client Group financial advisors, and higher performance-based compensation. The ratio of compensation and benefits as a percent of net revenues increased to 59.5 percent versus 58.5 percent in the prior year quarter.

All other operating expenses increased $75.9 million, or 27.0 percent to $357.1 million, as compared to $281.2 million for the prior year quarter. Office and equipment expenses increased $15.1 million, or 18.6 percent principally due to an increase in office space and equipment necessary to support the additional headcount, as well as normal escalation costs. Professional services expenses increased $19.0 million, or 62.3 percent principally due to consultants used in the Company's advanced technology implementation, recruiting fees and other consulting expenses. Business development expenses increased $15.0 million, or
63.0 percent reflecting higher promotional costs associated with PaineWebber EDGE and PaineWebber InsightOne and other expenses associated with increased business activities. The ratio of non-compensation expenses as a percentage of net revenues was 22.4 percent for the quarter ended March 31, 2000 compared to
21.4 percent for the prior year quarter.

The effective income tax rate was 36.5 percent for the quarter ended March 31, 2000 which was comparable to the 36.4 percent from the prior year quarter.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity

The Company maintains a highly liquid balance sheet with the majority of assets consisting of trading assets, securities purchased under agreements to resell, securities borrowed, and receivables from clients, brokers and dealers, which are readily convertible into cash. The nature of the Company's business as a securities dealer results in carrying significant levels of trading assets and liabilities in order to meet its client and proprietary trading needs. The Company's total assets may fluctuate from period to period as the result of changes in the level of trading positions held to facilitate client transactions, the volume of resale and repurchase transactions, and proprietary trading strategies. These fluctuations depend significantly upon economic and market conditions, and transactional volume.

The Company's total assets at March 31, 2000 were $63.5 billion compared to $61.6 billion at December 31, 1999, primarily attributable to an increase in receivables from clients and financial instruments owned partially offset by lower securities borrowed and securities received as collateral. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. The Company regularly reviews its mix of assets and liabilities to maximize self-funding. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and long-term borrowings.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has a $1.2 billion unsecured revolving credit agreement, which extends through September 2000, with provisions for renewal through 2001. Certain of the Company's subsidiaries also have a secured revolving credit facility to provide up to an aggregate of $1.0 billion through August 2000. The secured borrowings under this facility can be collateralized using a variety of securities. The facilities are available for general corporate purposes and are tested on a regular basis. At March 31, 2000, there were no outstanding borrowings under either facility. Additionally, the Company had $4.9 billion in uncommitted lines of credit at March 31, 2000.

The Company maintains public shelf registration statements with the SEC for the issuance of debt securities of the Company and for the issuance of preferred securities of PWG Capital Trusts III, IV and V ("Preferred Trust Securities"), business trusts formed under the Delaware law which are wholly owned subsidiaries of the Company. During the first quarter of 2000, the Company issued $124.4 million of debt under these registration statements. At March 31, 2000, the Company had $914.2 million in debt securities available for issuance under a shelf registration statement and $706.2 million in Preferred Trust Securities and debt securities of the Company available for issuance under another registration statement.

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy that provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base.

The Company's total capital base, which includes long-term borrowings, Preferred Trust Securities and stockholders' equity, was approximately $8.5 billion at March 31, 2000 and December 31, 1999. The composition of total capital changed due to a net decrease in long-term borrowings of $108.9 million offset by a net increase in stockholders' equity of $123.2 million.

The net decrease in long-term borrowings primarily reflected the maturity of $200 million U.S dollar-denominated 7 percent senior notes on March 1, 2000 and net maturities of U.S dollar-denominated medium-term notes of $56.0 million, partially offset by the issuance of $85.5 million non-U.S. dollar-denominated
1.27 percent medium-term notes due on March 13, 2003. The increase in stockholders' equity was primarily the result of net income for the three months ended March 31, 2000 of $176.3 million and the issuance of approximately 2,473,000 shares of common stock related to employee compensation and stock purchase programs. Issuances and tax credits related to these programs had the net effect of increasing equity capital by $76.5 million in the first quarter of 2000. These increases were offset by the repurchase in the first three months of 2000 of approximately 2,930,000 shares of common stock for $111.6 million and dividends paid and accrued of $17.4 million. At March 31, 2000, the remaining number of shares authorized to be repurchased, in the open market or otherwise, under the Company's common stock repurchase program was approximately 34 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On May 4, 2000, the Board of Directors declared a regular quarterly cash dividend on the Company's common stock of $0.12 per share payable on July 5, 2000 to stockholders of record on June 5, 2000.

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


Merchant Banking and Highly Leveraged Transactions

In connection with its merchant banking, principal investing, commercial real estate, and asset finance activities, the Company has provided financing and made investments in companies and other entities, some of which are involved in highly leveraged transactions. Positions taken or commitments made by the Company may involve credit or market risk from any one issuer or industry.

At March 31, 2000, the Company had investments which were affected by liquidity, reorganization or restructuring issues amounting to $171.2 million. These investments have not had a material effect on the Company's results of operations.

The Company's activities include underwriting and market-making transactions in high-yield corporate debt and non-investment-grade mortgage-backed securities, and emerging market securities (collectively, "high-yield securities"). These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness and lower credit ratings and are, therefore, more vulnerable to general economic conditions. At March 31, 2000, the Company held $468.3 million of high-yield securities, with approximately 21 percent of such securities attributable to three issuers. The Company continually monitors its risk positions associated with high-yield securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in principal transactions revenues. These high-yield securities have not had a material effect on the Company's results of operations.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the Condensed Consolidated Statement of Financial Condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $60.6 billion and $50.5 billion at March 31, 2000 and December 31, 1999, respectively. These amounts included $35.4 billion and $30.9 billion, respectively, related to "to be announced" mortgage-backed securities requiring forward settlement. Also included in these amounts were $3.9 billion and $4.2 billion notional amounts of interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt at March 31, 2000 and December 31, 1999, respectively. For further discussion on the Company's derivative financial instruments, see
Note 5 in the Notes to Condensed Consolidated Financial Statements.

The Company records any unrealized gains and losses on its derivative contracts used in a trading capacity by marking-to-market the contracts on a daily basis. The unrealized gain or loss is recorded on the Condensed Consolidated Statements of Financial Condition with the related profit or loss reflected in principal transactions revenues. The Company accrues interest income and expense on interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt. These interest rate swap agreements had the effect of reducing net interest expense on the Company's fixed rate debt by $0.3 million and $5.8 million for the three months ended March 31, 2000 and 1999, respectively. The Company had no deferred gains or losses recorded at March 31, 2000 and December 31, 1999 related to terminated swap agreements on the Company's long-term borrowings.

The fair value of an exchange-traded derivative financial instrument is determined by quoted market prices, while over-the-counter derivatives are valued based upon pricing models which consider time value and volatility, as well as other economic factors. The fair values of the Company's derivative financial instruments held for trading purposes at March 31, 2000 were $275.2 million and $201.5 million for assets and liabilities, respectively, and are reflected on the Condensed Consolidated Statements of Financial Condition. The fair values of these instruments at December 31, 1999 were $392.7 million and $215.1 million for assets and liabilities, respectively.

The Company's exposure to market risk relates to changes in interest rates, equity prices, foreign currency exchange rates or the market values of the assets underlying the financial instruments. The Company's exposure to credit risk at any point is represented by the fair value or replacement cost on contracts in which the Company has recorded an unrealized gain. At March 31, 2000 and December 31, 1999, the fair values amounted to $275.2 million and $392.7 million, respectively. The risks inherent in derivative financial instruments are managed consistent with the Company's overall risk management policies. (See Risk Management section below)

RISK MANAGEMENT

Risk is an inherent part of the Company's principal business activities. Managing risk is critical to the Company's profitability and to reducing the likelihood of earnings volatility. The Company's risk management policies and procedures have been established to continually identify, monitor and manage risk. The Company's principal risks are market, credit, liquidity, legal and operating risks. Included below is a discussion on market risk. For further discussion on the Company's principal risks, see the Company's 1999 Annual Report to Stockholders.

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

The following is a discussion of the Company's primary market risk exposures at March 31, 2000 and December 31, 1999 and how those exposures are managed:

Interest Rate Risk
In connection with the Company's dealer activities, the Company is exposed to interest rate risk due to changes in the level or volatility of interest rates, changes in the yield curve, mortgage prepayments and credit spreads. The Company attempts to mitigate its exposure to interest rate risk by entering into hedging transactions such as U.S. government and Eurodollar forwards and futures contracts, options, and interest rate swap and cap agreements. The Company also issues fixed rate instruments in connection with its nontrading activities, which expose the Company to interest rate risk. The Company enters into interest rate swap agreements that are designed to mitigate its exposure by effectively converting its fixed rate liabilities into floating rate liabilities.

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

The sensitivity calculation employed to analyze interest rate risk on its fixed income financial instruments was based on a proprietary methodology which converted substantially all the Company's interest rate sensitive financial instruments at March 31, 2000 and December 31, 1999, into a uniform benchmark (a ten year U.S. Treasury note equivalent), and evaluated the impact assuming an 11 basis point change to the ten-year U.S. Treasury note at March 31, 2000 and December 31, 1999, respectively. The hypothetical basis point change was derived from a proprietary model which uses a one-day interval and a 95 percent confidence level, and was based on historical data over a one-year period. This analysis does not consider other factors that may influence these results, such as credit spread risk, prepayment risk on mortgage-backed securities or changes in the shape of the yield curve. The sensitivity calculation employed to analyze equity price risk on its equity financial instruments was based on a proprietary model which stress tests the firm inventory positions by shocking those positions for a two standard deviation move in the market (95 percent confidence interval) using historical data over a one-year period. Based upon the aforementioned methodologies, the Company's potential daily loss in future earnings at March 31, 2000 was approximately $5 million and $0.3 million for interest rate risk and equity price risk, respectively, and the Company's potential daily loss in future earnings at December 31, 1999 was approximately $3 million and $0.1 million for interest rate risk and equity price risk, respectively.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No significant events have occurred since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Proxies for the Annual meeting of Stockholders held on May 4, 2000 were solicited by the Company pursuant to Regulation 14A of the Securities Act of 1934, as amended.

(c)  Matters voted upon at the Annual Meeting of Stockholders:

     (1) The election of five directors to the Board of Directors to hold office for a term of three years. There was no solicitation in opposition of the nominees and all such nominees were elected. There were no broker non-votes with respect to the election of Directors.

                                        Votes for           Votes Withheld
                                        ---------           --------------
         E. Garrett Bewkes, Jr.        131,827,835               4,429,256
         Frank P. Doyle                132,455,496               3,801,595
         Naoshi Kiyono                 115,297,428              20,959,663
         Edward Randall, III           133,010,855               3,246,236
         Ken-ichi Sekiguchi            132,969,423               3,287,668

     (2) The approval to amend the Restated Certificate of Incorporation of Paine Webber Group Inc. to authorize the issuance of up to 150,000,000 shares of Non-Voting Common Stock, par value $1.00 per share.

           Votes for:                  110,256,096
           Votes against:                6,688,277
           Abstentions:                    671,390

     (3) The ratification of the selection by the Board of Directors of Ernst & Young LLP as the Company's independent public accountants for the 2000 fiscal year.

           Votes for:                  135,524,877
           Votes against:                  373,208
           Abstentions:                    359,006

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are filed herewith:

         Exhibit 12.1  -  Computation of Ratio of Earnings to Fixed Charges

         Exhibit 12.2  -  Computation of Ratio of Earnings to Combined Fixed
                          Charges and Preferred Stock Dividends

         Exhibit 27    -  Financial Data Schedule

  (b) Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K dated April 25, 2000 with the Securities and Exchange Commission reporting under "Item 5 - Other Events" and "Item 7 - Exhibits" relating to the Company's press release which, among other things, reported financial results for the three month period ending March 31, 2000.

      The Company filed a Current Report on Form 8-K dated May 5, 2000 with the Securities and Exchange Commission reporting under "Item 5 - Other Events" and "Item 7 - Exhibits" relating to the Company's press release which reported that the Company entered into an agreement and plan of merger with J.C. Bradford & Co., L.L.C. pursuant to which a subsidiary of the Registrant will merge with and into J.C. Bradford.

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     Paine Webber Group Inc.
                                                          (Registrant)



Date:  May 15, 2000                                  By: /s/ Jerome T. Fadden
                                                     Jerome T. Fadden
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (principal financial and
                                                     accounting officer)