Form 10-Q
period 2000-06-30
PAINE WEBBER GROUP INC
filed 2000-08-14
CIK 75754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


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

YES        [X]              NO   [_]


On August 4, 2000 the Registrant had outstanding 147,784,526 shares of common stock of $1 par value.

                             PAINE WEBBER GROUP INC.
                                   FORM 10-Q
                                 JUNE 30, 2000

                                TABLE OF CONTENTS


      PART I.           FINANCIAL INFORMATION                                                 Page
                        ---------------------                                                 ----

            Item 1.     Financial Statements.


                        Condensed Consolidated Statements of Income
                        (unaudited) for the Three and Six Months Ended
                        June 30, 2000 and 1999.                                                  2

                        Condensed Consolidated Statements of Financial
                        Condition (unaudited) at June 30, 2000
                        and December 31, 1999.                                                   3

                        Condensed Consolidated Statements of Cash Flows
                        (unaudited) for the Six Months Ended
                        June 30, 2000 and 1999.                                                  4

                        Notes to Condensed Consolidated Financial Statements
                        (unaudited).                                                             5-13

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations.                                                              14-20


           PART II.     OTHER INFORMATION
                        -----------------

            Item 1.     Legal Proceedings.                                                       21
            Item 6.     Exhibits and Reports on Form 8-K.                                        21

                        Signature.                                                               22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             PAINE WEBBER GROUP INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (In thousands of dollars except share and per share amounts)


                                                             Three Months Ended                          Six Months Ended
                                                                  June 30,                                    June 30,
                                                     ---------------------------------         ---------------------------------
                                                           2000              1999                    2000              1999
                                                     ---------------   ---------------         ---------------   ---------------
REVENUES
         Commissions                                       $ 560,510         $ 488,878             $ 1,236,682        $  967,751
         Principal transactions                              181,428           279,846                 490,717           594,054
         Asset management                                    300,705           224,487                 578,993           430,538
         Investment banking                                  155,647           160,133                 277,827           286,086
         Interest                                          1,074,208           770,271               2,055,755         1,527,431
         Other                                                43,928            47,363                  81,573            88,428
                                                          ----------        ----------              ----------       -----------
             Total revenues                                2,316,426         1,970,978               4,721,547         3,894,288
         Interest expense                                    905,254           623,071               1,713,270         1,231,490
                                                          ----------        ----------              ----------       -----------
             Net revenues                                  1,411,172         1,347,907               3,008,277         2,662,798
                                                          ----------        ----------              ----------       -----------

NON-INTEREST EXPENSES

         Compensation and benefits                           839,603           780,078               1,789,389         1,548,792
         Office and equipment                                 99,695            89,330                 196,287           170,782
         Communications                                       46,807            42,645                  90,930            84,848
         Business development                                 41,776            28,534                  80,677            52,401
         Brokerage, clearing & exchange fees                  20,300            23,487                  47,603            47,877
         Professional services                                50,455            32,397                  99,881            62,849
         Other                                               100,466            81,769                 201,221           160,563
                                                          ----------        ----------              ----------       -----------
            Total non-interest expenses                    1,199,102         1,078,240               2,505,988         2,128,112
                                                          ----------        ----------              ----------       -----------

INCOME BEFORE TAXES AND MINORITY INTEREST                    212,070           269,667                 502,289           534,686
         Provision for income taxes                           76,503            98,102                 182,312           194,461
                                                          ----------        ----------              ----------       -----------

INCOME BEFORE MINORITY INTEREST                              135,567           171,565                 319,977           340,225
         Minority interest                                     8,061             8,061                  16,122            16,122
                                                          ----------        ----------              ----------       -----------

NET INCOME                                                $  127,506        $  163,504             $   303,855       $   324,103
                                                          ==========        ==========             ===========       ===========

Net income applicable to common shares                    $  127,506        $  157,555             $   303,855       $   312,205
                                                          ==========        ==========             ===========       ===========
Earnings per common share:
            Basic                                      $       0.87    $         1.08            $        2.09   $         2.14
            Diluted                                    $       0.82    $         1.02            $        1.98   $         2.02
Weighted-average common shares:
            Basic                                        146,067,820       145,742,741             145,324,940       145,631,920
            Diluted                                      154,576,404       154,960,397             153,233,875       154,305,795


Dividends declared per common share                     $      0.12     $        0.11          $         0.24    $         0.22

Results for the quarter and six months ended June 30, 2000 include J.C. Bradford merger-related costs of $30 million, $18.8 million after taxes.

See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (In thousands of dollars except share and per share amounts)



                                                                                    June 30,                  December 31,
                                                                                      2000                        1999
                                                                                ----------------          ------------------
ASSETS
Cash and cash equivalents                                                            $    429,002                $   176,401
Cash and securities segregated and on deposit for
     federal and other regulations                                                        719,651                    823,059
Financial instruments owned                                                            23,577,357                 21,144,830
Securities received as collateral                                                         907,299                  1,079,976
Securities purchased under agreements to resell                                        15,313,111                 15,923,948
Securities borrowed                                                                    10,517,232                 10,526,638
Receivables, net of allowance for doubtful accounts of
     $21,301 and $30,039 at June 30, 2000 and
     December 31, 1999, respectively                                                   12,215,893                 10,287,937
Office equipment and leasehold improvements, net of accumulated depreciation and amortization of $591,129 and $527,718 at
     June 30, 2000 and December 31, 1999, respectively                                    747,931                    579,819
Other assets                                                                            1,975,026                  1,069,768
                                                                                     ------------                -----------
                                                                                     $ 66,402,502                $61,612,376
                                                                                     ============                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                                $  2,255,603                $ 1,884,250
Financial instruments sold, not yet purchased                                           4,275,325                  7,099,208
Securities sold under agreements to repurchase                                         27,918,155                 25,740,196
Securities loaned                                                                       7,249,077                  5,661,200
Obligation to return securities received as collateral                                    907,299                  1,079,976
Payables                                                                               11,882,125                  8,448,217
Other liabilities and accrued expenses                                                  3,121,054                  3,164,496
Long-term borrowings                                                                    5,209,136                  5,223,826
                                                                                     ------------                -----------
                                                                                       62,817,774                 58,301,369
                                                                                     ------------                -----------
Commitments and contingencies
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
     Trusts holding solely Company Guaranteed Related Subordinated Debt                   393,750                    393,750

Stockholders' Equity:
     Common stock, $1 par value, 400,000,000 shares authorized, issued 195,719,680 shares and 193,145,152 shares at
           June 30, 2000 and December 31, 1999, respectively                              195,720                    193,145
     Additional paid-in capital                                                         1,755,825                  1,672,085
     Retained earnings                                                                  2,439,962                  2,171,080
     Treasury stock, at cost; 48,971,281 shares and 47,557,064 shares at
           June 30, 2000 and December 31, 1999, respectively                           (1,191,934)                (1,113,736)
     Accumulated other comprehensive income                                                (8,595)                    (5,317)
                                                                                     -------------               ------------
                                                                                        3,190,978                  2,917,257
                                                                                     ------------                -------------
                                                                                     $ 66,402,502                $61,612,376
                                                                                     ============                =============




See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (In thousands of dollars)



                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                 ------------------------------------------
                                                                                       2000                       1999
                                                                                 ---------------            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                     $  303,855                 $   324,103
      Adjustments to reconcile net income to cash provided by
          (used for) operating activities:
      Noncash items included in net income:
          Depreciation and amortization                                                  63,815                      49,206
          Deferred income taxes                                                          14,268                     (10,317)
          Amortization of deferred charges                                               53,729                      51,736
          Stock-based compensation                                                       (3,126)                     11,480
      (Increase) decrease in operating assets:
          Cash and securities on deposit                                                103,685                     (54,585)
          Financial instruments owned                                                (2,156,799)                 (2,200,354)
          Securities purchased under agreements to resell                               610,837                    (306,902)
          Securities borrowed                                                           234,592                    (197,510)
          Receivables                                                                (1,031,176)                 (1,032,062)
          Other assets                                                                 (306,671)                   (243,111)
      Increase (decrease) in operating liabilities:
          Financial instruments sold, not yet purchased                              (2,823,883)                  2,863,254
          Securities sold under agreements to repurchase                              2,177,959                   1,697,395
          Securities loaned                                                           1,319,954                      14,021
          Payables                                                                    2,603,232                  (1,204,663)
          Other                                                                        (312,241)                     73,936
                                                                                    ------------             --------------
           Cash provided by (used for) operating activities                             852,030                    (164,373)
                                                                                   ------------               --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments for:
         Net assets acquired in business acquisition                                   (621,667)                    -
         Office equipment and leasehold improvements                                   (196,740)                   (110,289)
                                                                                    ------------                ------------
         Cash used for investing activities                                            (818,407)                   (110,289)
                                                                                    ------------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from (payments on) short-term borrowings                             337,151                    (233,289)
      Proceeds from:
          Long-term borrowings                                                          346,762                     875,985
          Employee stock transactions                                                    88,365                      56,593
      Payments for:
          Long-term borrowings                                                         (403,560)                   (190,180)
          Repurchases of common stock                                                  (114,767)                   (121,080)
          Dividends                                                                     (34,973)                    (43,706)
                                                                                    ------------              --------------
          Cash provided by financing activities                                         218,978                     344,323
                                                                                    -----------                ------------
      Increase in cash and cash equivalents                                             252,601                      69,661
          Cash and cash equivalents, beginning of period                                176,401                     228,359
                                                                                    -----------                ------------
          Cash and cash equivalents, end of period                                   $  429,002                 $   298,020
                                                                                     ==========                 ===========



See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The condensed consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentations. The December 31, 1999 Condensed Consolidated Statement of Financial Condition was derived from the audited consolidated financial statements of the Company. The financial information as of and for the periods ended June 30, 2000 and 1999 is unaudited. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been made.

Certain financial information that is normally in annual financial statements but is not required for interim reporting purposes has been condensed or omitted. The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year.

Statement of Cash Flows
Total interest payments, which relate principally to agreements to repurchase, short-term borrowings, securities loaned and long-term borrowings, were $1,763,452 and $1,211,332 for the six months ended June 30, 2000 and 1999, respectively. Income taxes paid were $202,888 and $118,274 for the six months ended June 30, 2000 and 1999, respectively.

Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the consolidated statements of financial condition. The accounting for changes in the fair value of a derivative instrument will depend on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives and, in certain cases, the hedged items are to be reflected in either the consolidated statements of income or as a component of other comprehensive income, based upon the resulting designation. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment to FASB Statement No. 133". The Company has not yet determined the impact of these statements on the Company's Consolidated Financial Statements, taken as a whole.

NOTE 2: SUBSEQUENT EVENT

On July 12, 2000, PWG entered into an agreement and plan of merger with UBS AG ("UBS") and a subsidiary of UBS, pursuant to which PWG will merge with and into that subsidiary. Under the terms of the agreement, PWG's shareholders will have the right to elect to receive either $73.50 in cash or 0.4954 of an ordinary share of UBS AG stock for each share of PWG's common stock, $1 par value ("common stock") that they own. The percentage of PWG's common stock that will be converted into the right to receive UBS AG stock is fixed at 50 percent. Adjustments to elections may therefore be necessary so that, in the aggregate, 50 percent of the shares of PWG's common stock is converted into the right to receive UBS AG stock, and 50 percent is converted into the right to receive cash. The transaction, which is expected to be completed in the fourth quarter of 2000, has been approved by PWG's Board of Directors and is subject to customary closing conditions, including certain regulatory approvals and the approval of PWG's shareholders.

NOTE 3: MERGER WITH J.C. BRADFORD

On June 9, 2000, the Company completed its merger with J.C. Bradford & Co. L.L.C. ("J.C. Bradford"), a leading privately-held brokerage firm in the Southeastern U.S., for approximately $622,000 in cash. The merger was accounted for as a purchase and, accordingly, the excess of the purchase cost over the fair value of the net assets acquired of approximately $185,000, resulted in the Company recording $560,000 in goodwill, which is being amortized over 25 years on a straight-line basis. The consolidated financial statements of the Company include the results of J.C. Bradford from the closing date. As a result of the merger, the Company recorded after-tax costs of approximately $18,800 ($30,000 pre-tax) relating primarily to elimination of the Company's duplicate facilities, severance and other costs.

NOTE 4: FINANCIAL INSTRUMENTS OWNED AND SOLD, NOT YET PURCHASED

At June 30, 2000 and December 31, 1999, financial instruments owned and financial instruments sold, not yet purchased consisted of the following:


                                                                              June 30,                       December 31,
                                                                                2000                             1999
                                                                           --------------                   --------------
    Financial instruments owned:
       U.S. government and agencies                                        $    6,859,578                    $   5,864,331
       Mortgages and mortgage-backed                                            9,585,261                        9,012,415
       Corporate debt                                                           1,972,518                        1,875,361
       Commercial paper and other short-term debt                               2,196,741                        1,744,036
       Equities and other                                                       2,342,821                        2,030,986
       State and municipals                                                       620,438                          617,701
                                                                            -------------                    --------------
                                                                             $ 23,577,357                    $  21,144,830
                                                                            =============                    =============
   Financial instruments sold, not yet purchased:
       U.S. government and agencies                                         $   2,907,693                    $   5,804,259
       Mortgages and mortgage-backed                                              144,194                          123,049
       Corporate debt                                                             940,826                          785,890
       Equities                                                                   239,698                          348,485
       State and municipals                                                        42,914                           37,525
                                                                           --------------                    -------------
                                                                            $   4,275,325                    $   7,099,208
                                                                            =============                    =============


NOTE 5: LONG-TERM BORROWINGS

Long-term borrowings at June 30, 2000 and December 31, 1999 consisted of the following:


                                                                               June 30,                      December 31,
                                                                                 2000                           1999
                                                                            --------------                 --------------
U.S. Dollar-Denominated:
     Fixed Rate Notes                                                        $   2,608,917                  $   2,757,851
     Fixed Rate Subordinated Notes                                                 198,809                        174,765
     Medium-Term Senior Notes                                                    2,186,350                      2,143,010
     Medium-Term Subordinated Notes                                                 85,200                        148,200
     Other                                                                          11,037                              -
Non-U.S. Dollar-Denominated:
     Medium-Term Notes                                                             118,823                              -
                                                                             -------------                  -------------
                                                                             $   5,209,136                  $   5,223,826
                                                                             =============                  =============



At June 30, 2000, interest rates on the U.S. dollar-denominated fixed rate notes and fixed rate subordinated notes ranged from 6.25 percent to 9.25 percent and the weighted-average interest rate was 7.19 percent. Interest on the notes is payable semi-annually. The fixed rate notes and fixed rate subordinated notes outstanding at June 30, 2000 had an average maturity of 5.6 years.

At June 30, 2000, the Company had outstanding U.S. dollar-denominated fixed rate Medium-Term Notes of $1,292,100 and variable rate Medium-Term Notes of $979,450. The Medium-Term Notes outstanding at June 30, 2000 had an average maturity of
3.9 years and a weighted-average interest rate of 6.36 percent.

At June 30, 2000, the Non-U.S. dollar-denominated Medium-Term Notes outstanding had a weighted-average interest rate of 1.18 percent and an average maturity of
2.4 years.

In 2000, the Company issued to certain employees, 6.25% Convertible Debentures (the "Debentures") due 2007. The Debentures are convertible, at the option of the holders, into 1,931,250 shares of Convertible Preferred Stock, which are then convertible into 1,931,250 shares of common stock of the Company. The Debentures are convertible beginning on January 20, 2003.

At June 30, 2000 and December 31, 1999, the fair values of long-term borrowings were $4,998,397 and $5,140,331, respectively, as compared to the carrying amounts of $5,209,136 and $5,223,826, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for substantially all of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating rate payments.

The net fair values of the interest rate swaps were $125,726 and $127,097 payable at June 30, 2000 and December 31, 1999, respectively. The fair value of interest rate swaps used to hedge the Company's long-term borrowings is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates.

The carrying amounts of the interest rate swap agreements included in the Company's Condensed Consolidated Statements of Financial Condition at June 30, 2000 and December 31, 1999 were net receivables of $6,233 and $12,075, respectively. See Note 7 for further discussion of interest rate swap agreements used for hedging purposes.


NOTE 6: CAPITAL REQUIREMENTS

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2 percent of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4 percent of such aggregate debit items. Business may not be expanded if net capital is less than 5 percent of such aggregate debit items. As of June 30, 2000, PWI's net capital of $1,196,312 was 9.1 percent of aggregate debit items and its net capital in excess of the minimum required was $921,545.

Effective June 9, 2000, the Company completed its merger with J.C. Bradford, a registered broker-dealer. As a registered broker-dealer, J.C. Bradford is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements, similar to PWI. As of June 30, 2000, J.C. Bradford's net capital of $376,146 was
41.3 percent of aggregate debit items and its net capital in excess of the minimum required was $357,940.

NOTE 7: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Held or Issued for Trading Purposes
Set forth below are the gross contract or notional amounts of the Company's outstanding off-balance-sheet derivative and other financial instruments held or issued for trading purposes. These amounts are not reflected in the Condensed Consolidated Statements of Financial Condition and are indicative only of the volume of activity at June 30, 2000 and December 31, 1999. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions.


                                                                          Notional or Contract Amount
                                               -----------------------------------------------------------------------------------
                                                           June 30, 2000                              December 31, 1999
                                               --------------------------------------      ---------------------------------------
                                                   Purchases              Sales                 Purchases              Sales
                                               -----------------   ------------------      ------------------   ------------------
Mortgage-backed forward contracts
   and options written and purchased                $14,862,935          $20,758,712             $14,417,186          $17,540,786

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                               2,047,008            2,014,695               1,380,925            1,373,981

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                         202,385              359,693                 144,034              239,682

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                               5,930,773            7,913,074               3,557,193            5,538,887

Interest rate swaps and caps                          1,591,267            3,737,418               1,688,762              419,989



Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of June 30, 2000 and December 31, 1999. The fair value amounts are netted by counterparty when specific conditions are met.



                                                          Fair Value at                                Fair Value at
                                                          June 30, 2000                              December 31, 1999
                                            ---------------------------------------      ---------------------------------------
                                                  Assets             Liabilities               Assets             Liabilities
                                            ------------------   ------------------      ------------------   ------------------
Mortgage-backed forward contracts and
  options written and purchased                        $93,514             $110,055                $159,228             $114,838

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                                 21,160               20,211                  20,274               20,158

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                         41,655               16,051                 152,024               48,835

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                                 12,327                6,436                  29,584               20,177

Interest rate swaps and caps                            21,000               41,489                  31,569               11,087


Set forth below are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended June 30, 2000 and the twelve months ended December 31, 1999. The average fair value is based on the average of the month-end balances during the periods indicated.


                                                       Average Fair Value                           Average Fair Value
                                                          June 30, 2000                                December 31, 1999
                                            ---------------------------------------      ---------------------------------------
                                                  Assets             Liabilities               Assets             Liabilities
                                            ------------------   ------------------      ------------------   ------------------
Mortgage-backed forward contracts and
  options written and purchased                       $121,674             $112,297                $171,113             $163,954

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                                 31,807               31,218                  22,549               22,377

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                         88,125               31,563                  63,624               40,321

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                                 16,163                6,017                  11,932               49,800

Interest rate swaps and caps                            29,344               26,051                  18,593                6,754



The Company also sells securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Condensed Consolidated Statements of Financial Condition.

The off-balance-sheet derivative trading transactions are generally short-term. At June 30, 2000 substantially all of the off-balance-sheet trading-related derivative and other financial instruments had remaining maturities of less than one year.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Condensed Consolidated Statements of Financial Condition and amounted to $189,656 and $392,679 at June 30, 2000 and December 31, 1999, respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The following table summarizes the Company's principal transactions revenues by business activity for the three months and six months ended June 30, 2000 and 1999. Principal transactions revenues include realized and unrealized gains and losses on trading positions and principal investing activities, including hedges. In assessing the profitability of its trading activities, the Company views net interest and principal transactions revenues in the aggregate.



                                                                                    Principal Transactions Revenues
                                                                       -----------------------------------------------------------
                                                                                 Three Months                     Six Months
                                                                                 Ended June 30,                   Ended June 30,
                                                                       ----------------------------    ---------------------------
                                                                          2000             1999            2000             1999
                                                                       -----------     ------------    ------------      ---------

Taxable fixed income (includes futures, forwards,
      options contracts and other securities)                             $ 61,901         $137,646          $119,672     $332,050
Equities (includes stock index futures, forwards and options contracts)     71,983          107,424           278,805      192,331
Municipals (includes futures and options contracts)                         47,544           34,776            92,240       69,673
                                                                          --------         --------          --------     --------
                                                                          $181,428         $279,846          $490,717     $594,054
                                                                          ========         ========          ========     ========

Held or Issued for Purposes Other Than Trading
The Company enters into interest rate swap agreements to manage the interest rate characteristics of its assets and liabilities. As of June 30, 2000 and December 31, 1999, the Company had outstanding interest rate swap agreements with commercial banks with notional amounts of $3,896,010 and $4,206,010, respectively. These agreements effectively converted substantially all of the Company's fixed rate debt at June 30, 2000 into floating rate debt. The interest rate swap agreements entered into have had the effect of increasing net interest expense on the Company's fixed rate debt by $2,359 for the six months ended June 30, 2000, and decreasing net interest expense by $13,791 for the six months ended June 30, 1999. The Company had no deferred gains or losses related to terminated swap agreements on the Company's long-term borrowings at June 30, 2000 and December 31, 1999. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements generally are large financial institutions, and the Company has not experienced defaults in the past, and management does not anticipate any counterparty defaults in the foreseeable future. See Note 5 for further discussion of interest rate swap agreements used for hedging purposes.

NOTE 8: RISK MANAGEMENT

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

Receivables and payables with brokers and dealers, agreements to resell and repurchase securities, and securities borrowed and loaned are generally collateralized by cash, government and government-agency securities, and letters of credit. The market value of the initial collateral received approximates or is greater than the contract value. Additional collateral is requested when considered necessary. The Company may pledge clients' margined securities as collateral in support of securities loaned and bank loans, as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At June 30, 2000, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Client trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at June 30, 2000 were settled without material adverse effect on the Company's consolidated financial statements, taken as a whole.

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


NOTE 9: COMMITMENTS AND CONTINGENCIES

At June 30, 2000 and December 31, 1999, the Company was contingently liable under unsecured letters of credit totaling $204,868 and $139,156, respectively, which approximated fair value. At June 30, 2000 and December 31, 1999 certain of the Company's subsidiaries were contingently liable as issuer of approximately $45,000 of notes payable to managing general partners of various limited partnerships pursuant to certain partnership agreements. In addition, as part of the 1995 limited partnership settlements, the Company has agreed, under certain circumstances, to provide to class members additional consideration including assignment of fees the Company is entitled to receive from certain partnerships. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole.

In meeting the financing needs of certain of its clients, the Company may also issue standby letters of credit which are collateralized by customer margin securities. At June 30, 2000 and December 31, 1999, the Company had outstanding $142,503 and $101,400, respectively, of such standby letters of credit. At June 30, 2000 and December 31, 1999, securities with fair value of $3,414,277 and $2,536,073, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

In the normal course of business, the Company enters into when-issued transactions, underwriting and other commitments. Also, at June 30, 2000 and December 31, 1999, the Company had commitments of $1,411,297 and $858,122, respectively, consisting of secured credit lines to real estate operators, mortgage and asset-backed originators, and commitments to investment partnerships, in certain of which key employees are limited partners. Settlement of these transactions at June 30, 2000 would not have had a material impact on the Company's consolidated financial statements, taken as a whole.

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


NOTE 10: COMPREHENSIVE INCOME

Comprehensive income is calculated in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income combines net income and certain items that directly affect stockholders' equity, such as foreign currency translation adjustments. The components of comprehensive income for the three months and six months ended June 30, 2000 and 1999 were as follows:


                                                     Three Months Ended                              Six Months Ended
                                                          June 30,                                       June 30,
                                          -----------------------------------------      -----------------------------------------
                                                2000                    1999                   2000                    1999
                                          -----------------       -----------------      -----------------       -----------------
Net income                                        $127,506              $ 163,504                $303,855                $324,103
Foreign currency translation adjustment             (2,396)               (1,419)                 (3,278)                 (2,931)
                                           -----------------      -----------------       -----------------      -----------------
Total comprehensive income                        $125,110              $ 162,085                $300,577                $321,172
                                           -----------------      -----------------       -----------------      -----------------

NOTE 11: EARNINGS PER COMMON SHARE

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

Set forth below is the reconciliation of net income applicable to common shares and weighted-average common and common equivalent shares of the basic and diluted earnings per common share computations:


                                                         Three Months Ended                               Six Months Ended
                                                         ------------------                               -----------------
                                                              June 30,                                       June 30,
                                                              --------                                       -------
                                                      2000                    1999                   2000                1999
                                                --------------           --------------         --------------        -----------
NUMERATOR:
Net income                                      $      127,506           $      163,504         $      303,855        $  324,103
Preferred stock dividends                                    -                  (5,949)                      -           (11,898)
                                                --------------           --------------         --------------        -----------

Net income applicable to common shares
      for basic earnings per share                     127,506                  157,555                303,855           312,205
                                                ==============           ==============         ==============        ===========

Net income applicable to common shares
      for diluted earnings per share            $      127,506           $      157,555         $      303,855        $  312,205
                                                ==============           ==============         ==============        ===========


DENOMINATOR:
Weighted-average common shares for basic
      earnings per share                           146,067,820              145,742,741            145,324,940       145,631,920
Weighted-average effect of dilutive
      employee stock options and awards             8,508,584(1)              9,217,656             7,908,935(1)       8,673,875
                                                --------------            -------------         --------------       ------------
Dilutive potential common shares                     8,508,584                9,217,656              7,908,935         8,673,875
                                                --------------            -------------         --------------       ------------

Weighted-average common and common equivalent
      shares for diluted earnings per share        154,576,404              154,960,397            153,233,875       154,305,795
                                                ==============            =============         ==============       ============

EARNINGS PER SHARE:
Basic                                           $         0.87           $         1.08         $         2.09       $      2.14
                                                ==============           ==============         ==============       ============

Diluted                                         $         0.82           $         1.02         $         1.98       $      2.02
                                                ==============           ==============         ==============       ============

----------------------------
(1) Included in the calculation of employee stock options and awards was the dilutive effective of 1,931,250 instruments related to convertible debentures.

NOTE 12: SEGMENT REPORTING DATA

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


                                         Three months ended June 30, 2000
                          --------------------------------------------------------------
                             Individual         Institutional             Total
                          ------------------ -------------------- ----------------------
Total revenues                $1,422,061         $ 894,365             $2,316,426
Net revenues                   1,142,750           268,422              1,411,172
Income before taxes and
minority interest                199,050            13,020                212,070


                                         Three months ended June 30, 1999
                            --------------------------------------------------------------
                                Individual          Institutional            Total
                            -------------------- -------------------- --------------------
Total revenues                 $1,135,946              $835,032           $1,970,978
Net revenues                      980,018               367,889            1,347,907
Income before taxes and
minority interest                 152,980               116,687              269,667


                          Six months ended June 30, 2000
                          --------------------------------------------------------------
                             Individual         Institutional             Total
                          ------------------ -------------------- ----------------------
Total revenues                   $2,892,812       $1,828,735            $4,721,547
Net revenues                      2,394,028          614,249             3,008,277
Income before taxes and
minority interest                   398,244          104,045               502,289


                          Six months ended June 30, 1999
                           -------------------------------------------------------------
                               Individual          Institutional            Total
                           -------------------- -------------------- -------------------
Total revenues                  $2,240,355            $1,653,933           $3,894,288
Net revenues                     1,935,131               727,667            2,662,798
Income before taxes and
minority interest                  304,873               229,813              534,686


Total assets for the Individual and Institutional segments were $26,786,776 and $39,615,726, respectively, at June 30, 2000 and $21,828,324 and $39,784,052,
respectively at December 31, 1999.

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

During the second quarter of 2000, economic conditions in the U.S. were generally positive, but the performance of the financial markets was mixed. The annualized rate of U.S. Real Gross Domestic Product growth in the second quarter was 5.2 percent, versus 4.8 percent in the first quarter of 2000 and 2.5 percent in the second quarter of 1999. Inflation was above year-ago levels. The Consumer Price Index rose 3.6 percent in the second quarter of 2000, slightly below the
4.0 percent rate in the first quarter of 2000 but well above 2.6 percent in the second quarter of 1999. To reduce inflationary pressure, the Federal Reserve tightened monetary policy in May, raising the Fed funds rate from 6.0 percent to
6.5 percent. However, interest rates ended the quarter at the same levels that they began it. Despite considerable intra-quarter volatility, the yield on the 90-day U.S. Treasury bill held steady at 5.88 percent and the 10-year Treasury bond remained at 6.03 percent.

The equity market was somewhat weak during the second quarter of 2000. The Dow Jones Industrial Average declined 4.3 percent during the second quarter of 2000, compared to a 12.1 percent increase during the second quarter of 1999. The S&P 500 declined 2.9 percent as compared to a 6.7 percent increase during the second quarter of 1999. The NASDAQ Composite Index fell 13.3 percent in the second quarter of 2000, as compared to a 9.1 percent gain in the second quarter of 1999. Despite relatively weak stock prices, equity market volume was heavy, easily beating the 1999 figures. Average daily volume on the New York Stock Exchange was 970 million shares in the second quarter of 2000, as compared with 791 million in the year-ago quarter. NASDAQ volume was 1.5 billion shares per day in the second quarter of 2000, 54 percent above the volume in the second quarter of 1999.

SUBSEQUENT EVENT

On July 12, 2000, PWG entered into an agreement and plan of merger with UBS AG ("UBS") and a subsidiary of UBS, pursuant to which PWG will merge with and into that subsidiary. Under the terms of the agreement, PWG's shareholders will have the right to elect to receive either $73.50 in cash or 0.4954 of an ordinary share of UBS AG stock for each share of PWG's common stock, $1 par value ("common stock") that they own. The percentage of PWG's common stock that will be converted into the right to receive UBS AG stock is fixed at 50 percent. Adjustments to elections may therefore be necessary so that, in the aggregate, 50 percent of the shares of PWG's common stock is converted into the right to receive UBS AG stock, and 50 percent is converted into the right to receive cash. The transaction, which is expected to be completed in the fourth quarter of 2000, has been approved by PWG's Board of Directors and is subject to customary closing conditions, including certain regulatory approvals and the approval of PWG's shareholders.

MERGER WITH J.C. BRADFORD

On June 9, 2000, the Company completed its merger with J.C. Bradford & Co. L.L.C. ("J.C. Bradford"), a leading privately-held brokerage firm in the Southeastern U.S., for approximately $622 million in cash. The merger was accounted for as a purchase and, accordingly, the excess of the purchase cost over the fair value of the net assets acquired of approximately $185 million, resulted in the Company recording $560 million in goodwill, which is being amortized over 25 years on a straight-line basis. The consolidated financial statements of the Company include the results of J.C. Bradford from the closing date. As a result of the merger, the Company recorded after-tax costs of approximately $18.8 million ($30.0 million pre-tax) relating primarily to elimination of the Company's duplicate facilities, severance and other costs.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

RESULTS OF OPERATIONS

Quarter Ended June 30, 2000 compared to Quarter Ended June 30, 1999

The Company's net income for the quarter ended June 30, 2000, was $146.3 million, or $1.00 per basic share ($0.95 per diluted share), before merger-related after-tax costs of $18.8 million ($30.0 million pre-tax) associated with the Company's merger with J.C. Bradford. Including these costs, the Company's net income was $127.5 million, or $0.87 per basic share ($0.82 per diluted share). This compares to net income of $163.5 million, or $1.08 per basic share ($1.02 per diluted share) earned during the second quarter of 1999. During the second quarter of 2000, revenues, net of interest expense, were $1,411.2 million, 4.7% higher than the second quarter of 1999.

Commission revenues earned during the second quarter of 2000 were $560.5 million, 14.7 percent higher than the $488.9 million earned during the prior year quarter. Mutual fund and insurance commissions increased $50.5 million or
38.6 percent, commissions from over-the-counter securities and commodities increased $11.8 million or 16.5 percent and commissions on the sale of listed securities and options increased $9.3 million or 3.3 percent compared to the prior year quarter.

Principal transactions revenues declined from the second quarter of 1999 to $181.4 million from $279.8 million, or 35.2 percent. The decline was attributable to lower results in taxable fixed income and equities slightly offset by an increase in municipals.

Asset management fees increased $76.2 million, or 34.0 percent to a record $300.7 million, reflecting higher revenues earned on managed and fee-based accounts. Average assets in wrap and trust accounts during the second quarter of 2000 were approximately 50 percent higher than during the second quarter of 1999. At June 30, 2000, assets in wrap and trust accounts reached a record $58.5 billion. The increase in revenues also reflects higher investment advisory fees earned on assets managed in long-term and money market funds. The average assets under management in money market, institutional and long-term mutual funds were approximately $72 billion during the second quarter of 2000 and approximately $62 billion during the second quarter of 1999. At June 30, 2000, assets under management were $73.1 billion.

Investment banking revenues earned during the second quarter of 2000 were $155.6 million, $4.5 million less than the $160.1 million earned during the second quarter of 1999. The current year quarter reflects decreases in municipal and corporate securities underwriting fees, management fees and selling concessions on lower volume of lead-managed and co-managed issues while private placement and other fees remained relatively flat.

Net interest increased $21.8 million, or 14.8 percent to $169.0 million primarily due to an increased level of margin lending to clients during the period.

In June 2000, the Company recorded $30.0 million in pre-tax costs associated with the Company's merger with J.C. Bradford. These costs relate primarily to elimination of the Company's duplicate facilities, severance and other costs and are reflected in compensation and benefits, and other operating expenses.

Compensation and benefits expenses for the quarter ended June 30, 2000 were $839.6 million, a 7.6 percent increase as compared to $780.1 million during the prior year quarter. The number of employees at June 30, 2000 increased approximately 4,700, or 26 percent, as compared to June 30, 1999 reflecting an additional 1,436 Private Client Group financial advisors (including 831 J.C. Bradford financial advisors), related financial advisor support personnel, and technology specialists hired to implement the Company's technology initiatives. The ratio of compensation and benefits as a percent of net revenues increased to
59.5 percent versus 57.9 percent in the prior year quarter.

All other operating expenses increased $61.3 million, or 20.6 percent to $359.5 million, as compared to $298.2 million for the prior year quarter. Office and equipment expenses increased $10.4 million, or 11.6 percent principally due to J.C. Bradford merger-related costs as well as an increase in office space and equipment necessary to support the additional headcount. Professional services expenses increased $18.1 million, or 55.7 percent principally due to consultants used in the Company's advanced technology implementation, recruiting fees and other consulting expenses. Business development expenses increased $13.2 million, or 46.4 percent reflecting higher promotional costs associated with PaineWebber EDGE and PaineWebber InsightOne and other expenses associated with increased business

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

activities. Other expenses increased $18.7 million, or 22.9 percent principally due to increased meeting and seminar expenses and other office-related expenses associated with increased business activities, as well as J.C. Bradford merger-related costs. The ratio of non-compensation expenses as a percentage of net revenues was 25.5 percent for the quarter ended June 30, 2000 compared to
22.1 percent for the prior year quarter.

The effective income tax rate was 36.1 percent for the quarter ended June 30, 2000 which was comparable to the 36.4 percent from the prior year quarter.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

The Company's net income was $322.6 million, for the six months ended June 30, 2000, or $2.22 per basic share ($2.11 per diluted share), before merger-related after-tax costs of $18.8 million ($30.0 million pre-tax) associated with the Company's merger with J.C. Bradford. Including these costs, the Company's net income for the six months ended June 30, 2000 was $303.9 million, or $2.09 per basic share ($1.98 per diluted share). This compares to net income of $324.1 million, or $2.14 per basic share ($2.02 per diluted share) earned during the first six months of 1999. During the first six months of 2000, revenues, net of interest expense, were a record $3,008.3 million, 13.0 percent higher than the corresponding period a year ago.

Commission revenues earned during the first six months of 2000 were a record $1,236.7 million, 27.8 percent higher than the $967.8 million earned during the prior year period. Mutual fund and insurance commissions increased $122.8 million or 48.1 percent, commissions from over-the-counter securities and commodities increased $80.1 million or 57.4 percent, and commissions on the sale of listed securities and options increased $65.4 million or 11.4 percent.

Principal transactions revenues decreased $103.3 million, or 17.4 percent, to $490.7 million attributable to lower results in taxable fixed income offset by increases in equities and municipals.

Asset management fees increased $148.5 million, or 34.5 percent to a record $579.0 million, reflecting higher revenues earned on managed accounts. Average assets in wrap and trust accounts during the first six months of 2000 were approximately 51 percent higher than during the corresponding period of 1999. At June 30, 2000, assets in wrap and trust accounts reached a record $58.5 billion. The increase also reflects higher investment advisory and distribution fees earned on assets managed in long-term and money market funds. The average assets under management in money market, institutional and long-term mutual funds were approximately $71 billion during the first six months of 2000, up from the approximately $62 billion during the first six months of 1999.

Investment banking revenues earned during the first six months of 2000 were $277.8 million, $8.3 million lower than the $286.1 million earned during the same period last year. The current year period reflects declines in underwriting fees, management fees and selling concessions on lower volume of lead-managed and co-managed corporate issues. Partially offsetting these declines were increases in private placement and other fees.

Net interest increased $46.5 million, or 15.7 percent to a record $342.5 million reflecting primarily an increased level of margin lending to clients during the period.

In June 2000, the Company recorded $30.0 million in pre-tax costs associated with the Company's merger with J.C. Bradford. These costs relate primarily to elimination of the Company's duplicate facilities, severance and other costs and are reflected in compensation and benefits, and other operating expenses.

Compensation and benefits expenses for the six months ended June 30, 2000 were $1,789.4 million, a 15.5 percent increase as compared to $1,548.8 million during the prior year period. The number of employees at June 30, 2000 increased approximately 4,700, or 26 percent, as compared to June 30, 1999 reflecting an additional 1,436 Private Client Group financial advisors (including 831 J.C. Bradford financial advisors), related financial advisor support personnel, and technology specialists hired to implement the Company's technology initiatives. The ratio of compensation and benefits as a percent of net revenues increased to
59.5 percent versus 58.2 percent in the prior year period.

All other operating expenses increased $137.3 million, or 23.7 percent to $716.6 million, as compared to $579.3 million for the prior year period. Office and equipment expenses increased $25.5 million, or 14.9 percent principally due to an

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increase in office space and equipment necessary to support the additional headcount and J.C. Bradford merger-related costs. Professional services expenses increased $37.0 million, or 58.9 percent principally due to consultants used in the Company's advanced technology implementation, recruiting fees and other consulting expenses. Business development expenses increased $28.3 million, or
54.0 percent reflecting higher promotional costs associated with PaineWebber EDGE and PaineWebber InsightOne and other expenses associated with increased business activities. Other expenses increased $40.7 million, or 25.3 percent principally due to increased meeting and seminar expenses and other office-related expenses associated with increased business activities, as well as J.C. Bradford merger-related costs. The ratio of non-compensation expenses as a percentage of net revenues was 23.8 percent for the six months ended June 30, 2000 compared to 21.8 percent for the prior year period.

The effective income tax rate for the six months ended June 30, 2000 was 36.3 percent which was comparable to the 36.4 percent from the prior year period.

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

The Company's total assets at June 30, 2000 were $66.4 billion compared to $61.6 billion at December 31, 1999, primarily attributable to an increase in receivables from clients and financial instruments owned. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. The Company regularly reviews its mix of assets and liabilities to maximize self-funding. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and long-term borrowings.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has a $1.2 billion unsecured revolving credit agreement, which extends through September 2000, with provisions for renewal through 2001. This credit agreement is in the process of being renewed. Certain of the Company's subsidiaries also have a secured revolving credit facility to provide up to an aggregate of $1.0 billion through August 2000. The secured borrowings under this facility can be collateralized using a variety of securities. The facilities are available for general corporate purposes and are tested on a regular basis. The Company is in the process of replacing this facility with a new $1.0 billion revolving credit agreement. At June 30, 2000, there were no outstanding borrowings under either facility. Additionally, the Company had $5.1 billion in uncommitted lines of credit at June 30, 2000.

The Company maintains public shelf registration statements with the SEC for the issuance of debt securities of the Company and for the issuance of preferred securities of PWG Capital Trusts III, IV and V ("Preferred Trust Securities"), business trusts formed under the Delaware law which are wholly owned subsidiaries of the Company. During the second quarter of 2000, the Company issued $156.6 million of debt under these registration statements. At June 30, 2000, the Company had $757.6 million in debt securities available for issuance under a shelf registration statement and $706.2 million in Preferred Trust Securities and debt securities of the Company available for issuance under another registration statement.

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy that provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's total capital base, which includes long-term borrowings, Preferred Trust Securities and stockholders' equity, grew to $8.8 billion, an increase of $259.0 million from December 31, 1999. The growth in total capital is primarily due to the net increase in stockholders' equity of $273.7 million offset by a net decrease in long-term borrowings of $14.7 million.

The net decrease in long-term borrowings primarily reflected the maturity of $200 million U.S. dollar-denominated 7 percent senior notes on March 1, 2000 and net maturities of U.S. dollar-denominated medium-term notes of $25.7 million, partially offset by the issuance of $119.1 million non-U.S. dollar-denominated medium-term notes and the issuance of $73.5 million U.S. dollar-denominated 6.25 percent convertible debentures due 2007. The increase in stockholders' equity was primarily the result of net income for the six months ended June 30, 2000 of $303.9 million and the issuance of approximately 4,140,000 shares of common stock related to employee compensation and stock purchase programs. Issuances and tax credits related to these programs had the net effect of increasing equity capital by $121.6 million in the first six months of 2000. These increases were offset by the repurchase in the first six months of 2000 of approximately 3,000,000 shares of common stock for $114.8 million and dividends of $35.0 million. At June 30, 2000, the remaining number of shares authorized to be repurchased, in the open market or otherwise, under the Company's common stock repurchase program was approximately 34 million.

On August 2, 2000, the Board of Directors declared a regular quarterly cash dividend on the Company's common stock of $0.12 per share payable on October 4, 2000 to stockholders of record on September 6, 2000.

PWI is subject to the net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc. and the Commodity Futures Trading Commission which are designed to measure the financial soundness and liquidity of broker-dealers. PWI has consistently maintained net capital in excess of the minimum requirements imposed by these agencies. In addition, the Company has other banking and securities subsidiaries, both domestic and foreign, which have also consistently maintained net regulatory capital in excess of requirements. Effective June 9, 2000, the Company merged with J.C. Bradford, a registered broker-dealer, which is subject to net capital requirements similar to PWI.

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

At June 30, 2000, the Company had investments which were affected by liquidity, reorganization or restructuring issues amounting to $137.1 million. These investments have not had a material effect on the Company's results of operations.

The Company's activities include underwriting and market-making transactions in high-yield corporate debt and non-investment-grade mortgage-backed securities, and emerging market securities (collectively, "high-yield securities"). These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness and lower credit ratings and are, therefore, more vulnerable to general economic conditions. At June 30, 2000, the Company held $376.9 million of high-yield securities, with approximately 24 percent of such securities attributable to four issuers. The Company continually monitors its risk positions associated with high-yield securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in principal transactions revenues. These high-yield securities have not had a material effect on the Company's results of operations.

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

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the Condensed Consolidated Statement of Financial Condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $63.3 billion and $50.5 billion at June 30, 2000 and December 31, 1999, respectively. These amounts included $33.2 billion and $30.9 billion, respectively, related to "to be announced" mortgage-backed securities requiring forward settlement. Also included in these amounts were $3.9 billion and $4.2 billion notional amounts of interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt at June 30, 2000 and December 31, 1999, respectively. For further discussion on the Company's derivative financial instruments, see
Note 7 in the Notes to Condensed Consolidated Financial Statements.

The Company records any unrealized gains and losses on its derivative contracts used in a trading capacity by marking-to-market the contracts on a daily basis. The unrealized gain or loss is recorded on the Condensed Consolidated Statements of Financial Condition with the related profit or loss reflected in principal transactions revenues. The Company accrues interest income and expense on interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt. These interest rate swap agreements had the effect of increasing net interest expense on the Company's fixed rate debt by $2.4 million for the six months ended June 30, 2000 and of reducing net interest expense on the Company's fixed rate debt $13.8 million for the six months ended June 30, 1999, respectively. The Company had no deferred gains or losses recorded at June 30, 2000 and December 31, 1999 related to terminated swap agreements on the Company's long-term borrowings.

The fair value of an exchange-traded derivative financial instrument is determined by quoted market prices, while over-the-counter derivatives are valued based upon pricing models which consider time value and volatility, as well as other economic factors. The fair values of the Company's derivative financial instruments held for trading purposes at June 30, 2000 were $189.7 million and $194.2 million for assets and liabilities, respectively, and are reflected on the Condensed Consolidated Statements of Financial Condition. The fair values of these instruments at December 31, 1999 were $392.7 million and $215.1 million for assets and liabilities, respectively.

The Company's exposure to market risk relates to changes in interest rates, equity prices, foreign currency exchange rates or the market values of the assets underlying the financial instruments. The Company's exposure to credit risk at any point is represented by the fair value or replacement cost on contracts in which the Company has recorded an unrealized gain. At June 30, 2000 and December 31, 1999, the fair values amounted to $189.7 million and $392.7 million, respectively. The risks inherent in derivative financial instruments are managed consistent with the Company's overall risk management policies. (See Risk Management section below)

RISK MANAGEMENT

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

The following is a discussion of the Company's primary market risk exposures at June 30, 2000 and December 31, 1999 and how those exposures are managed:

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

The sensitivity calculation employed to analyze interest rate risk on its fixed income financial instruments was based on a proprietary methodology which converted substantially all the Company's interest rate sensitive financial instruments at June 30, 2000 and December 31, 1999, into a uniform benchmark (a ten year U.S. Treasury note equivalent), and evaluated the impact assuming an 11 basis point change to the ten-year U.S. Treasury note at June 30, 2000 and December 31, 1999, respectively. The hypothetical basis point change was derived from a proprietary model which uses a one-day interval and a 95 percent confidence level, and was based on historical data over a one-year period. This analysis does not consider other factors that may influence these results, such as credit spread risk, prepayment risk on mortgage-backed securities or changes in the shape of the yield curve. The sensitivity calculation employed to analyze equity price risk on its equity financial instruments was based on a proprietary model which stress tests the firm inventory positions by shocking those positions for a two standard deviation move in the market (95 percent confidence interval) using historical data over a one-year period. Based upon the aforementioned methodologies, the Company's potential daily loss in future earnings at June 30, 2000 was approximately $4 million and $0.3 million for interest rate risk and equity price risk, respectively, and the Company's potential daily loss in future earnings at December 31, 1999 was approximately $3 million and $0.1 million for interest rate risk and equity price risk, respectively.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No significant events have occurred since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Form 10-Q for the quarter ended March 31, 2000, except as described below:

NEWTON V. MERRILL LYNCH, ET AL. SECURITIES LITIGATION

On May 12, 2000, the Third Circuit Court of Appeals granted plaintiffs permission to file an immediate interlocutory appeal from the District Court's denial of plaintiffs' motion for class certification.

ASKIN LITIGATION*

Kidder Peabody has moved for summary judgment, which motion is expected to be fully briefed by September 1, 2000. There is no firm date set for trial of this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are filed herewith:

       Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

       Exhibit 12.2 - Computation of Ratio of Earnings to Combined Fixed Charges
                      and Preferred Stock Dividends

       Exhibit 27 - Financial Data Schedule


  (b)  Reports on Form 8-K:

       The Company filed a Current Report on Form 8-K dated July 14, 2000 with the Securities and Exchange Commission reporting under "Item 5 - Other Events" and "Item 7 - Exhibits" relating to the Company's press release which reported that the Company entered into an agreement and plan of merger with UBS AG and Neptune Merger Subsidiary, Inc., a subsidiary of UBS AG and described certain terms of the agreement.


       The Company filed a Current Report on Form 8-K dated July 17, 2000 with the Securities and Exchange Commission reporting under "Item 5 - Other Events" and "Item 7 - Exhibits" relating to the merger agreement entered into between the Company, UBS AG and Neptune Merger Subsidiary, Inc., a subsidiary of UBS AG.

-----------------------------------

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




                                             Paine Webber Group Inc.
                                             -----------------------
                                                  (Registrant)





Date:  August 14, 2000                       By: /s/ Jerome T. Fadden
      ----------------                       --------------------------

                                             Jerome T. Fadden
                                             Senior Vice President and Chief
                                             Financial Officer
                                             (principal financial and accounting
                                             officer)