Form 10-K405/A
period 1999-12-31
PAINE WEBBER GROUP INC
filed 2000-11-02
CIK 75754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                              (AMENDMENT NO. 1)

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

                                     NOTE


On March 30, 2000, Paine Webber Group Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The sole purpose of this amendment is to refile Exhibit 13 to include page 18 of the 1999 Annual Report to Stockholders which contains the "Financial Highlights" incorporated by reference into "Item 6. Selected Financial Data".

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PAINE WEBBER GROUP INC.
                                                ------------------------------
                                                (Registrant)


Date: November 2, 2000                          By:   /s/ Jerome T. Fadden
----------------------                          ------------------------------
                                                Jerome T. Fadden
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (principal financial and
                                                accounting officer)

                                EXHIBIT INDEX


13 - 1999 Annual Report to Stockholders of the Registrant