Form 10-Q
period 2000-09-30
PAINE WEBBER GROUP INC
filed 2000-11-02
CIK 75754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________.


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

YES    [X]        NO    [_]



On October 30, 2000 the Registrant had outstanding 163,223,418 shares of common stock of $1 par value.

                             PAINE WEBBER GROUP INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                                          Page
               ---------------------                                                          ----

     Item 1.   Financial Statements.


               Condensed Consolidated Statements of Income
               (unaudited) for the Three and Nine Months Ended
               September 30, 2000 and 1999.                                                      2

               Condensed Consolidated Statements of Financial
               Condition (unaudited) at September 30, 2000
               and December 31, 1999.                                                            3

               Condensed Consolidated Statements of Cash Flows
               (unaudited) for the Nine Months Ended
               September 30, 2000 and 1999.                                                      4

               Notes to Condensed Consolidated Financial Statements
               (unaudited).                                                                      5-13

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                                                      14-20


PART II.       OTHER INFORMATION
               -----------------

     Item 1.   Legal Proceedings.                                                               21
     Item 6.   Exhibits and Reports on Form 8-K.                                                21

               Signature.                                                                       22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             PAINE WEBBER GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (In thousands of dollars except share and per share amounts)


                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30,                         September 30,
                                                                   -----------------------------       -----------------------------
                                                                        2000           1999                 2000           1999
                                                                   -------------   -------------       -------------   -------------
REVENUES
        Commissions                                                    $ 528,948       $ 451,341         $ 1,765,630     $ 1,419,092
        Principal transactions                                           287,931         235,914             778,648         829,968
        Asset management                                                 314,083         235,712             893,076         666,250
        Investment banking                                               107,502         134,235             385,329         420,321
        Interest                                                       1,167,415         762,205           3,223,170       2,289,636
        Other                                                             39,367          40,785             120,940         129,213
                                                                      ----------      ----------         -----------     -----------
            Total revenues                                             2,445,246       1,860,192           7,166,793       5,754,480
        Interest expense                                               1,002,567         623,025           2,715,837       1,854,515
                                                                      ----------      ----------         -----------     -----------
            Net revenues                                               1,442,679       1,237,167           4,450,956       3,899,965
                                                                      ----------      ----------         -----------     -----------

NON-INTEREST EXPENSES

        Compensation and benefits                                        875,012         711,783           2,664,401       2,260,575
        Office and equipment                                             111,933          89,159             308,220         259,941
        Communications                                                    49,408          42,331             140,338         127,179
        Business development                                              34,172          30,861             114,849          83,262
        Brokerage, clearing & exchange fees                               16,203          23,391              63,806          71,268
        Professional services                                             42,215          33,469             142,096          96,318
        Other                                                             93,536          80,188             294,757         240,751
                                                                      ----------      ----------         -----------     -----------
           Total non-interest expenses                                 1,222,479       1,011,182           3,728,467       3,139,294
                                                                      ----------      ----------         -----------     -----------

INCOME BEFORE TAXES AND MINORITY INTEREST                                220,200         225,985             722,489         760,671
        Provision for income taxes                                        76,370          79,722             258,682         274,183
                                                                      ----------      ----------         -----------     -----------

INCOME BEFORE MINORITY INTEREST                                          143,830         146,263             463,807         486,488
          Minority interest                                                8,061           8,061              24,183          24,183
                                                                      ----------      ----------         -----------     -----------

NET INCOME                                                            $  135,769      $  138,202         $   439,624     $   462,305
                                                                      ==========      ==========         ===========     ===========

Net income applicable to common shares                                $  135,769      $  132,253         $   439,624     $   444,458
                                                                      ==========      ==========         ===========     ===========
Earnings per common share:
           Basic                                                      $     0.92      $     0.91         $      3.01     $      3.05
           Diluted                                                    $     0.85      $     0.86         $      2.83     $      2.88
Weighted-average common shares:
           Basic                                                     148,019,200     145,633,697         146,143,267     145,583,134
           Diluted                                                   159,911,113     153,857,503         155,100,328     154,106,985


Dividends declared per common share                                   $     0.12      $     0.11          $     0.36     $      0.33


See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (In thousands of dollars except share and per share amounts)


                                                                                  September 30,   December 31,
                                                                                      2000            1999
                                                                                  -------------   ------------
ASSETS
Cash and cash equivalents                                                         $    214,593    $    176,401
Cash and securities segregated and on deposit for
    federal and other regulations                                                    1,426,661         823,059
Financial instruments owned                                                         23,793,940      21,144,830
Securities received as collateral                                                      894,448       1,079,976
Securities purchased under agreements to resell                                     15,678,483      15,923,948
Securities borrowed                                                                 10,260,714      10,526,638
Receivables, net of allowance for doubtful accounts of
    $18,903 and $30,039 at September 30, 2000 and
    December 31, 1999, respectively                                                 12,367,901      10,287,937
Office equipment and leasehold improvements, net of accumulated depreciation and amortization of $622,888 and $527,718 at
    September 30, 2000 and December 31, 1999, respectively                             823,326         579,819
Other assets                                                                         1,988,201       1,069,768
                                                                                  ------------    ------------
                                                                                  $ 67,448,267    $ 61,612,376
                                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                             $  1,810,822    $  1,884,250
Financial instruments sold, not yet purchased                                        3,467,766       7,099,208
Securities sold under agreements to repurchase                                      29,377,087      25,740,196
Securities loaned                                                                    6,419,531       5,661,200
Obligation to return securities received as collateral                                 894,448       1,079,976
Payables                                                                            13,514,944       8,448,217
Other liabilities and accrued expenses                                               3,233,534       3,164,496
Long-term borrowings                                                                 4,943,484       5,223,826
                                                                                  ------------    ------------
                                                                                    63,661,616      58,301,369
                                                                                  ------------    ------------
Commitments and contingencies
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
    Trusts holding solely Company Guaranteed Related Subordinated Debt                 393,750         393,750

Stockholders' Equity:
    Common stock, $1 par value, 400,000,000 shares authorized, issued
          197,727,238 shares and 193,145,152 shares at
          September 30, 2000 and December 31, 1999, respectively                       197,727         193,145
    Additional paid-in capital                                                       1,833,623       1,672,085
    Retained earnings                                                                2,557,928       2,171,080
    Treasury stock, at cost; 48,752,322 shares and 47,557,064 shares at
          September 30, 2000 and December 31, 1999, respectively                    (1,186,605)     (1,113,736)
    Accumulated other comprehensive income                                              (9,772)         (5,317)
                                                                                  ------------    ------------
                                                                                     3,392,901       2,917,257
                                                                                  ------------    ------------
                                                                                  $ 67,448,267    $ 61,612,376
                                                                                  ============    ============



See notes to condensed consolidated financial statements.

                             PAINE WEBBER GROUP INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (In thousands of dollars)



                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 ----------------------------------
                                                                                    2000                   1999
                                                                                 -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                 $   439,624            $   462,305
      Adjustments to reconcile net income to cash provided by
          (used for) operating activities:
      Noncash items included in net income:
          Depreciation and amortization                                              105,370                 73,035
          Deferred income taxes                                                        2,138                (45,757)
          Amortization of deferred charges                                            99,584                 81,708
          Stock-based compensation                                                    (5,116)                12,680
      (Increase) decrease in operating assets:
          Cash and securities on deposit                                            (603,325)               (87,157)
          Financial instruments owned                                             (2,366,989)            (1,582,711)
          Securities purchased under agreements to resell                            245,465              1,405,018
          Securities borrowed                                                        491,110               (651,622)
          Receivables                                                             (1,180,787)            (1,548,063)
          Other assets                                                              (360,248)              (282,626)
      Increase (decrease) in operating liabilities:
          Financial instruments sold, not yet purchased                           (3,631,443)               445,507
          Securities sold under agreements to repurchase                           3,636,891              2,227,316
          Securities loaned                                                          490,408                199,468
          Payables                                                                 4,236,051             (1,249,085)
          Other                                                                     (168,013)               134,438
                                                                                 -----------            -----------
          Cash provided by (used for) operating activities                         1,430,720               (405,546)
                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments for:
        Net assets acquired in business acquisition                                 (621,667)                    --
        Office equipment and leasehold improvements                                 (306,217)              (179,731)
                                                                                 -----------            -----------
        Cash used for investing activities                                          (927,884)              (179,731)
                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from (payments on) short-term borrowings                         (107,630)                10,483
      Proceeds from:
          Long-term borrowings                                                       471,761              1,010,984
          Employee stock transactions                                                130,917                 72,410
      Payments for:
          Long-term borrowings                                                      (792,150)              (300,575)
          Repurchases of common stock                                               (114,767)              (151,446)
          Dividends                                                                  (52,775)               (65,373)
                                                                                 -----------            -----------
          Cash (used for) provided by financing activities                          (464,644)               576,483
                                                                                 -----------            -----------
      Increase (decrease) in cash and cash equivalents                                38,192                 (8,794)
          Cash and cash equivalents, beginning of period                             176,401                228,359
                                                                                 -----------            -----------
          Cash and cash equivalents, end of period                               $   214,593            $   219,565
                                                                                 ===========            ===========





See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The condensed consolidated financial statements include the accounts of Paine Webber Group Inc. ("PWG") and its wholly owned subsidiaries, including its principal subsidiary PaineWebber Incorporated ("PWI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentations. The December 31, 1999 Condensed Consolidated Statement of Financial Condition was derived from the audited consolidated financial statements of the Company. The financial information as of and for the periods ended September 30, 2000 and 1999 is unaudited. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been made.

Certain financial information that is normally in annual financial statements but is not required for interim reporting purposes has been condensed or omitted. The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, and March 31, 2000. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year.

Statement of Cash Flows
Total interest payments, which relate principally to agreements to repurchase, short-term borrowings, securities loaned and long-term borrowings, were $2,782,961 and $1,834,039 for the nine months ended September 30, 2000 and 1999, respectively. Income taxes paid were $232,558 and $268,289 for the nine months ended September 30, 2000 and 1999, respectively.

Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the consolidated statements of financial condition. The accounting for changes in the fair value of a derivative instrument will depend on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives and, in certain cases, the hedged items are to be reflected in either the consolidated statements of income or as a component of other comprehensive income, based upon the resulting designation. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment to FASB Statement No. 133". The Company expects that the adoption of these statements will not have a material effect on the Company's Consolidated Financial Statements, taken as a whole.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has not yet determined the impact of this statement on the Company's Consolidated Financial Statements, taken as a whole.

NOTE 2: RECENT EVENTS

On October 23, 2000, the stockholders of PWG adopted the Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 12, 2000, by and among PWG, UBS AG ("UBS") and a subsidiary of UBS, pursuant to which PWG will merge with and into that subsidiary. Under the terms of the agreement, PWG's stockholders will have the right to elect to receive either $73.50 in cash or 0.4954 of an ordinary share of UBS AG stock for each share of PWG's common stock, $1 par value ("common stock") that they own. The percentage of PWG's common stock that will be converted into the right to receive UBS AG stock is fixed at 50 percent. Adjustments to elections may therefore be necessary so that, in the aggregate, 50 percent of the shares of PWG's common stock is converted into the right to receive UBS AG stock, and 50 percent is converted into the right to receive cash. The transaction, which is expected to be completed in November of 2000, is subject to customary closing conditions, including certain regulatory approvals.

NOTE 3: MERGER WITH J.C. BRADFORD

On June 9, 2000, the Company completed its merger with J.C. Bradford & Co. L.L.C. ("J.C. Bradford"), a leading privately-held brokerage firm in the Southeastern U.S., for approximately $622,000 in cash. The merger was accounted for as a purchase and, accordingly, the excess of the purchase cost over the fair value of the net assets acquired of approximately $185,000, resulted in the Company recording $560,000 in goodwill, which is being amortized over 25 years on a straight-line basis. The consolidated financial statements of the Company include the results of J.C. Bradford from the closing date. As a result of the merger, in the second quarter of 2000, the Company recorded after-tax costs of approximately $18,800 ($30,000 pre-tax) relating primarily to the elimination of the Company's duplicate facilities, severance and other costs.

NOTE 4: FINANCIAL INSTRUMENTS OWNED AND SOLD, NOT YET PURCHASED

At September 30, 2000 and December 31, 1999, financial instruments owned and financial instruments sold, not yet purchased consisted of the following:

                                                                                    September 30,               December 31,
                                                                                        2000                        1999
                                                                                    -------------               -------------
   Financial instruments owned:
       U.S. government and agencies                                                 $   7,724,521               $   5,864,331
       Mortgages and mortgage-backed                                                   10,426,454                   9,012,415
       Corporate debt                                                                     671,925                   1,875,361
       Commercial paper and other short-term debt                                       1,890,638                   1,744,036
       Equities and other                                                               2,363,490                   2,030,986
       State and municipals                                                               716,912                     617,701
                                                                                    -------------               -------------
                                                                                    $  23,793,940               $  21,144,830
                                                                                    =============               =============
   Financial instruments sold, not yet purchased:
       U.S. government and agencies                                                 $   2,768,820               $   5,804,259
       Mortgages and mortgage-backed                                                      145,255                     123,049
       Corporate debt                                                                     283,084                     785,890
       Equities                                                                           257,343                     348,485
       State and municipals                                                                13,264                      37,525
                                                                                    -------------               -------------
                                                                                    $   3,467,766               $   7,099,208
                                                                                    =============               =============

NOTE 5: LONG-TERM BORROWINGS

Long-term borrowings at September 30, 2000 and December 31, 1999 consisted of the following:

                                                                                    September 30,               December 31,
                                                                                        2000                        1999
                                                                                    -------------               -------------
U.S. Dollar-Denominated:
    Fixed Rate Notes                                                                $   2,607,009               $   2,757,851
    Fixed Rate Subordinated Notes                                                         174,831                     174,765
    Medium-Term Senior Notes                                                            1,950,850                   2,143,010
    Medium-Term Subordinated Notes                                                         84,200                     148,200
    Other                                                                                  10,044                           -
Non-U.S. Dollar-Denominated:
    Medium-Term Notes                                                                     116,550                           -
                                                                                    -------------               -------------
                                                                                    $   4,943,484               $   5,223,826
                                                                                    =============               =============

At September 30, 2000, interest rates on the U.S. dollar-denominated fixed rate notes and fixed rate subordinated notes ranged from 6.25 percent to 9.25 percent and the weighted-average interest rate was 7.19 percent. Interest on the notes is payable semi-annually. The fixed rate notes and fixed rate subordinated notes outstanding at September 30, 2000 had an average maturity of 5.3 years.

At September 30, 2000, the Company had outstanding U.S. dollar-denominated fixed rate Medium-Term Notes of $1,071,100 and variable rate Medium-Term Notes of $963,950. The Medium-Term Notes outstanding at September 30, 2000 had an average maturity of 4.2 years and a weighted-average interest rate of 5.97 percent.

At September 30, 2000, the Non-U.S. dollar-denominated Medium-Term Notes outstanding had a weighted-average interest rate of 1.18 percent and an average maturity of 2.16 years.

In 2000, the Company issued to certain employees, 6.25% Convertible Debentures due 2007 (the "Debentures"). The Debentures were initially convertible, at the option of the holders beginning on January 20, 2003, into 1,931,250 shares of Convertible Preferred Stock, which were then convertible into 1,931,250 shares of common stock of the Company.

As a result of the Company entering into the Merger Agreement, the Debentures became convertible effective upon the adoption by the stockholders of the Company of the Merger Agreement, which occurred on October 23, 2000. Pursuant to their terms, on October 16, 2000, the Company called for redemption on October 23, 2000 all of the outstanding Debentures. All outstanding Debentures were converted into common stock.

At September 30, 2000 and December 31, 1999, the fair values of long-term borrowings were $4,924,528 and $5,140,331, respectively, as compared to the carrying amounts of $4,943,484 and $5,223,826, respectively. The estimated fair value of long-term borrowings is based upon quoted market prices for the same or similar issues and pricing models. However, for substantially all of its fixed rate debt, the Company enters into interest rate swap agreements to convert its fixed rate payments into floating rate payments.

The net fair values of the interest rate swaps were $61,739 and $127,097 payable at September 30, 2000 and December 31, 1999, respectively. The fair value of interest rate swaps used to hedge the Company's long-term borrowings is based upon the amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates.

The carrying amounts of the interest rate swap agreements included in the Company's Condensed Consolidated Statements of Financial Condition at September 30, 2000 and December 31, 1999 were net receivables of $4,780 and $12,075, respectively. See Note 7 for further discussion of interest rate swap agreements used for hedging purposes.


NOTE 6: CAPITAL REQUIREMENTS

PWI, a registered broker-dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule and New York Stock Exchange Growth and Business Reduction capital requirements. Under the method of computing capital requirements adopted by PWI, minimum net capital shall not be less than 2 percent of combined aggregate debit items arising from client transactions, plus excess margin collected on securities purchased under agreements to resell, as defined. A reduction of business is required if net capital is less than 4 percent of such aggregate debit items. Business may not be expanded if net capital is less than 5 percent of such aggregate debit items. As of September 30, 2000, PWI's net capital of $1,608,364 was 10.1 percent of aggregate debit items and its net capital in excess of the minimum required was $1,281,410.

NOTE 7: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Held or Issued for Trading Purposes
Set forth below are the gross contract or notional amounts of the Company's outstanding off-balance-sheet derivative and other financial instruments held or issued for trading purposes. These amounts are not reflected in the Condensed Consolidated Statements of Financial Condition and are indicative only of the volume of activity at September 30, 2000 and December 31, 1999. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on- and off-balance-sheet transactions.


                                                                                Notional or Contract Amount
                                                         ------------------------------------------------------------------------
                                                                 September 30, 2000                     December 31, 1999
                                                         ---------------------------------      ---------------------------------
                                                             Purchases           Sales             Purchases           Sales
                                                         ---------------   ---------------      ---------------   ---------------
Mortgage-backed forward contracts
  and options written and purchased                          $18,963,831       $26,909,451          $14,417,186       $17,540,786

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                                        2,119,724         2,133,310            1,380,925         1,373,981

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                                  184,066           271,879              144,034           239,682

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                                        1,742,936         4,252,001            3,557,193         5,538,887

Interest rate swaps and caps                                   1,850,008         3,643,008            1,688,762           419,989

Set forth below are the fair values of derivative financial instruments held or issued for trading purposes as of September 30, 2000 and December 31, 1999. The fair value amounts are netted by counterparty when specific conditions are met.



                                                                    Fair Value at                         Fair Value at
                                                                 September 30, 2000                     December 31, 1999
                                                         ---------------------------------      ---------------------------------
                                                              Assets          Liabilities           Assets          Liabilities
                                                         ---------------   ---------------      ---------------   ---------------
Mortgage-backed forward contracts and
  options written and purchased                                  $88,571          $105,027             $159,228          $114,838

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                                           20,304            17,001               20,274            20,158

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                                   16,074            16,246              152,024            48,835

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                                            2,100               378               29,584            20,177

Interest rate swaps and caps                                      20,022            46,841               31,569            11,087

Set forth below are the average fair values of derivative financial instruments held or issued for trading purposes for the three months ended September 30, 2000 and the twelve months ended December 31, 1999. The average fair value is based on the average of the month-end balances during the periods indicated.


                                                                 Average Fair Value                    Average Fair Value
                                                                 September 30, 2000                     December 31, 1999
                                                         ---------------------------------      ---------------------------------
                                                              Assets          Liabilities           Assets          Liabilities
                                                         ---------------   ---------------      ---------------   ---------------
Mortgage-backed forward contracts and
  options written and purchased                                  $65,054           $69,284             $171,113          $163,954

Foreign currency forward contracts,
  futures contracts, and options
  written and purchased                                           25,445            25,016               22,549            22,377

Equity securities contracts including
  stock index futures, forwards, and
  options written and purchased                                   60,256            19,098               63,624            40,321

Other fixed income securities contracts
  including futures, forwards, and options
  written and purchased                                            3,686                23               11,932            49,800

Interest rate swaps and caps                                      19,871            43,877               18,593             6,754

The Company also sells securities, at predetermined prices, which have not yet been purchased. The Company is exposed to market risk since to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Condensed Consolidated Statements of Financial Condition.

The off-balance-sheet derivative trading transactions are generally short-term. At September 30, 2000 substantially all of the off-balance-sheet trading-related derivative and other financial instruments had remaining maturities of less than one year.

The Company's risk of loss in the event of counterparty default is limited to the current fair value or the replacement cost on contracts in which the Company has recorded an unrealized gain. These amounts are reflected as assets on the Company's Condensed Consolidated Statements of Financial Condition and amounted to $147,071 and $392,679 at September 30, 2000 and December 31, 1999,
respectively. Options written do not expose the Company to credit risk since they do not obligate the counterparty to perform. Transactions in futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The following table summarizes the Company's principal transactions revenues by business activity for the three months and nine months ended September 30, 2000 and 1999. Principal transactions revenues include realized and unrealized gains and losses on trading positions and principal investing activities, including hedges. In assessing the profitability of its trading activities, the Company views net interest and principal transactions revenues in the aggregate.

                                                                                     Principal Transactions Revenues
                                                                          ----------------------------------------------------
                                                                               Three Months                  Nine Months
                                                                           Ended September 30,            Ended September 30,
                                                                          ----------------------        ----------------------
                                                                            2000          1999            2000          1999
                                                                          --------      --------        --------      --------

Taxable fixed income (includes futures, forwards,
      options contracts and other securities)                             $ 64,685      $ 72,228        $184,357      $404,278
Equities (includes stock index futures, forwards and options contracts)    179,232       119,968         458,037       312,299
Municipals (includes futures and options contracts)                         44,014        43,718         136,254       113,391
                                                                          --------      --------        --------      --------
                                                                          $287,931      $235,914        $778,648      $829,968
                                                                          ========      ========        ========      ========

Held or Issued for Purposes Other Than Trading
The Company enters into interest rate swap agreements to manage the interest rate characteristics of its assets and liabilities. As of September 30, 2000 and December 31, 1999, the Company had outstanding interest rate swap agreements with commercial banks with notional amounts of $3,706,010 and $4,206,010, respectively. These agreements effectively converted substantially all of the Company's fixed rate debt at September 30, 2000 into floating rate debt. The interest rate swap agreements entered into have had the effect of increasing net interest expense on the Company's fixed rate debt by $7,737 for the nine months ended September 30, 2000, and decreasing net interest expense by $20,370 for the nine months ended September 30, 1999. The Company had no deferred gains or losses related to terminated swap agreements on the Company's long-term borrowings at September 30, 2000 and December 31, 1999. The Company is subject to market risk as interest rates fluctuate. The interest rate swaps contain credit risk to the extent the Company is in a receivable or gain position and the counterparty defaults. However, the counterparties to the agreements generally are large financial institutions, and the Company has not experienced defaults in the past, and management does not anticipate any counterparty defaults in the foreseeable future. See Note 5 for further discussion of interest rate swap agreements used for hedging purposes.

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

Receivables and payables with brokers and dealers, agreements to resell and repurchase securities, and securities borrowed and loaned are generally collateralized by cash, government and government-agency securities, and letters of credit. The market value of the initial collateral received approximates or is greater than the contract value. Additional collateral is requested when considered necessary. The Company may pledge clients' margined securities as collateral in support of securities loaned and bank loans, as well as to satisfy margin requirements at clearing organizations. The amounts loaned or pledged are limited to the extent permitted by applicable margin regulations. Should the counterparty fail to return the clients' securities, the Company may be required to replace them at prevailing market prices. At September 30, 2000, the market value of client securities loaned to other brokers approximated the amounts due or collateral obtained.

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

Client trades are recorded on a settlement date basis. Should either the client or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices. Trades pending at September 30, 2000 were settled without material adverse effect on the Company's consolidated financial statements, taken as a whole.

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

NOTE 9: COMMITMENTS AND CONTINGENCIES

At September 30, 2000 and December 31, 1999, the Company was contingently liable under unsecured letters of credit totaling $298,498 and $139,156, respectively, which approximated fair value. At September 30, 2000 and December 31, 1999 certain of the Company's subsidiaries were contingently liable as issuer of approximately $45,000 of notes payable to managing general partners of various limited partnerships pursuant to certain partnership agreements. In addition, as part of the 1995 limited partnership settlements, the Company has agreed, under certain circumstances, to provide to class members additional consideration including assignment of fees the Company is entitled to receive from certain partnerships. In the opinion of management, these contingencies will not have a material adverse effect on the Company's consolidated financial statements, taken as a whole.

In meeting the financing needs of certain of its clients, the Company may also issue standby letters of credit which are collateralized by customer margin securities. At September 30, 2000 and December 31, 1999, the Company had outstanding $182,712 and $101,400, respectively, of such standby letters of credit. At September 30, 2000 and December 31, 1999, securities with fair value of $2,416,428 and $2,536,073, respectively, had been loaned or pledged as collateral for securities borrowed of approximately equal fair value.

In the normal course of business, the Company enters into when-issued transactions, underwriting and other commitments. Also, at September 30, 2000 and December 31, 1999, the Company had commitments of $1,176,781 and $858,122, respectively, consisting of secured credit lines to real estate operators, mortgage and asset-backed originators, and commitments to investment partnerships, in certain of which key employees are limited partners. Settlement of these transactions at September 30, 2000 would not have had a material impact on the Company's consolidated financial statements, taken as a whole.

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

NOTE 10: COMPREHENSIVE INCOME

Comprehensive income is calculated in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income combines net income and certain items that directly affect stockholders' equity, such as foreign currency translation adjustments. The components of comprehensive income for the three months and nine months ended September 30, 2000 and 1999 were as follows:


                                                              Three Months Ended                      Nine Months Ended
                                                                September 30,                           September 30,
                                                      -----------------------------------     -----------------------------------
                                                           2000                1999               2000                 1999
                                                      ---------------      --------------     --------------       --------------
Net income                                                  $135,769          $ 138,202            $439,624             $462,305
Foreign currency translation adjustment                       (1,177)             2,046             (4,455)                (885)
                                                      ---------------      --------------     --------------       --------------
Total comprehensive income                                  $134,592          $ 140,248            $435,169             $461,420
                                                      ===============      ==============     ==============       ==============

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

Set forth below is the reconciliation of net income applicable to common shares and weighted-average common and common equivalent shares of the basic and diluted earnings per common share computations:

                                                             Three Months Ended                    Nine Months Ended
                                                             ------------------                    -----------------
                                                                September 30,                        September 30,
                                                                -------------                        -------------
                                                           2000               1999             2000               1999
                                                      -------------      -------------    -------------      -------------
NUMERATOR:
Net income                                            $     135,769      $     138,202       $  439,624      $     462,305
Preferred stock dividends                                        --             (5,949)              --            (17,847)
                                                      -------------      -------------    -------------      -------------
Net income applicable to common shares
      for basic earnings per share                          135,769            132,253          439,624            444,458
                                                      =============      =============    =============      =============
Net income applicable to common shares
      for diluted earnings per share                  $     135,769      $     132,253    $     439,624      $     444,458
                                                      =============      =============    =============      =============

DENOMINATOR:
Weighted-average common shares for basic
      earnings per share                                148,019,200        145,633,697      146,143,267        145,583,134
Weighted-average effect of dilutive
      employee stock options and awards                  11,891,913          8,223,806        8,957,061          8,523,851
                                                      -------------      -------------    -------------      -------------
Weighted-average common and common equivalent
      shares for diluted earnings per share             159,911,113        153,857,503      155,100,328        154,106,985
                                                      =============      =============    =============      =============

EARNINGS PER SHARE:
Basic                                                 $        0.92      $        0.91    $        3.01      $        3.05
                                                      =============      =============    =============      =============
Diluted                                               $        0.85      $        0.86    $        2.83      $        2.88
                                                      =============      =============    =============      =============

Pursuant to the terms and conditions of the Company's various Stock Option and Award Plans which provide for the granting to officers and other key employees nonqualified stock options, restricted stock awards, restricted stock units and other stock based awards (the "Awards"), effective October 23, 2000, the date the shareholders of the Company approved the Merger Agreement, the Awards that were previously unvested or restricted became fully vested and no longer subject to restrictions on sales and transfers.

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

                                   Three months ended September 30, 2000                Three months ended September 30, 1999
                                   -------------------------------------                -------------------------------------
                                 Individual      Institutional      Total             Individual       Institutional       Total
                                ------------     -------------   ------------        ------------      -------------   ------------
Total revenues                   $1,556,834         $ 888,412     $2,445,246          $1,167,330           $692,862     $1,860,192
Net revenues                      1,204,463           238,216      1,442,679           1,010,919            226,248      1,237,167
Income before taxes and
minority interest                   171,842            48,358        220,200             186,513             39,472        225,985

                                    Nine months ended September 30, 2000                Nine months ended September 30, 1999
                                    ------------------------------------                ---------------------------------------
                                 Individual      Institutional      Total             Individual       Institutional       Total
                                ------------     -------------   ------------        ------------      -------------   ------------
Total revenues                   $4,449,646       $2,717,147      $7,166,793          $3,407,685         $2,346,795     $5,754,480
Net revenues                      3,598,490          852,466       4,450,956           2,946,050            953,915      3,899,965
Income before taxes and
minority interest                   570,086          152,403         722,489             491,386            269,285        760,671


Total assets for the Individual and Institutional segments were $30,141,208 and $37,307,059, respectively, at September 30, 2000 and $21,828,324 and
$39,784,052, respectively at December 31, 1999.

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

During the third quarter of 2000, economic conditions in the U.S. were generally positive, but the performance of the financial markets was mixed. The annualized rate of U.S. Real Gross Domestic Product growth in the third quarter was 2.7 percent, versus 5.6 percent in the second quarter of 2000 and 5.7 percent in the third quarter of 1999. Inflation was above year-ago levels. The Consumer Price Index rose 3.5 percent in the third quarter of 2000, as compared to the 3.7 percent rate in the second quarter of 2000 and 2.6 percent in the third quarter of 1999. After tightening monetary policy in the first half of 2000, the Federal Reserve neither tightened nor loosened policy in the third quarter. Interest rates were mixed. The yield on the 90-day U.S. Treasury bill increased 35 basis points from 5.88 percent to 6.23 percent, but the yield on the 10-year Treasury bond declined 23 basis points, from 6.03 percent to 5.80 percent.

The equity market was somewhat weak during the third quarter of 2000. The Dow Jones Industrial Average increased 1.9 percent during the third quarter of 2000, compared to a 5.8 percent decline during the third quarter of 1999. However, the S&P 500 declined 1.2 percent as compared to a 6.6 percent decline during the third quarter of 1999. The NASDAQ Composite Index fell 7.4 percent in the third quarter of 2000, as compared to a 2.2 percent gain in the third quarter of 1999. Despite fairly weak stock prices, equity market volume was heavy, easily beating the 1999 figures. Average daily volume on the New York Stock Exchange was 945 million shares in the third quarter of 2000, as compared with 742 million in the year-ago quarter. NASDAQ volume was 1.5 billion shares per day in the third quarter of 2000, 53 percent above the volume in the third quarter of 1999.

RECENT EVENTS

On October 23, 2000, the stockholders of PWG adopted the Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 12, 2000, by and among PWG, UBS AG ("UBS") and a subsidiary of UBS, pursuant to which PWG will merge with and into that subsidiary. Under the terms of the agreement, PWG's stockholders will have the right to elect to receive either $73.50 in cash or 0.4954 of an ordinary share of UBS AG stock for each share of PWG's common stock, $1 par value ("common stock") that they own. The percentage of PWG's common stock that will be converted into the right to receive UBS AG stock is fixed at 50 percent. Adjustments to elections may therefore be necessary so that, in the aggregate, 50 percent of the shares of PWG's common stock is converted into the right to receive UBS AG stock, and 50 percent is converted into the right to receive cash. The transaction, which is expected to be completed in November of 2000, is subject to customary closing conditions, including certain regulatory approvals.

MERGER WITH J.C. BRADFORD

On June 9, 2000, the Company completed its merger with J.C. Bradford & Co. L.L.C. ("J.C. Bradford"), a leading privately-held brokerage firm in the Southeastern U.S., for approximately $622,000 in cash. The merger was accounted for as a purchase and, accordingly, the excess of the purchase cost over the fair value of the net assets acquired of approximately $185,000, resulted in the Company recording $560,000 in goodwill, which is being amortized over 25 years on a straight-line basis. The consolidated financial statements of the Company include the results of J.C. Bradford from the closing date. As a result of the merger, in the second quarter of 2000, the Company recorded after-tax costs of approximately $18,800 ($30,000 pre-tax) relating primarily to the elimination of the Company's duplicate facilities, severance and other costs.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Quarter Ended September 30, 2000 compared to Quarter Ended September 30, 1999

The Company's net income for the quarter ended September 30, 2000, was $135.8 million, or $0.92 per basic share ($0.85 per diluted share). This compares to net income of $138.2 million, or $0.91 per basic share ($0.86 per diluted share) earned during the third quarter of 1999. During the third quarter of 2000, revenues, net of interest expense, were $1,442.7 million, 16.6% higher than the third quarter of 1999.

Commission revenues earned during the third quarter of 2000 were $528.9 million,
17.2 percent higher than the $451.3 million earned during the prior year quarter. Mutual fund and insurance commissions increased $52.0 million or 37.7 percent, commissions from over-the-counter securities and commodities increased $18.8 million or 30.9 percent and commissions on the sale of listed securities and options increased $6.9 million or 2.7 percent compared to the prior year quarter.

Principal transactions revenues increased from the third quarter of 1999 to $287.9 million from $235.9 million, or 22.0 percent. The increase was primarily attributable to improved results in equities slightly offset by a decrease in taxable fixed income. The increase in equities includes gains on certain investing activities, including e-commerce investments. Also included in the results was a gain on a real estate investment transaction.

Asset management fees increased $78.4 million, or 33.2 percent to a record $314.1 million, reflecting higher revenues earned on managed accounts. Average assets in wrap and trust accounts during the third quarter of 2000 were approximately 60 percent higher than during the third quarter of 1999. At September 30, 2000, assets in wrap and trust accounts reached a record $61.2 billion. The increase in revenues also reflects higher investment advisory fees earned on assets managed in long-term and money market funds. The average assets under management in money market, institutional and long-term mutual funds were approximately $74 billion during the third quarter of 2000 and approximately $60 billion during the third quarter of 1999. At September 30, 2000, assets under management were $75.9 billion.

Investment banking revenues earned during the third quarter of 2000 were $107.5 million, $26.7 million less than the $134.2 million earned during the third quarter of 1999. The current year quarter reflects decreases in corporate securities underwriting fees, management fees and selling concessions on lower volume of lead-managed and co-managed issues while municipal securities underwriting fees, and private placement and other fees were slightly improved quarter to quarter.

Net interest increased $25.7 million, or 18.4 percent to $164.8 million primarily due to an increased level of margin lending to clients during the period and increased inventory levels.

Compensation and benefits expenses for the quarter ended September 30, 2000 were $875.0 million, a 22.9 percent increase as compared to $711.8 million during the prior year quarter. The number of employees at September 30, 2000 increased approximately 3,900, or 20 percent, as compared to September 30, 1999 reflecting an additional 1,439 Private Client Group financial advisors (including approximately 800 J.C. Bradford financial advisors), related financial advisor support personnel, and technology specialists hired to implement the Company's technology initiatives. The ratio of compensation and benefits as a percent of net revenues increased to 60.7 percent versus 57.5 percent in the prior year quarter.

All other operating expenses increased $48.1 million, or 16.1 percent to $347.5 million, as compared to $299.4 million for the prior year quarter. Office and equipment expenses increased $22.8 million, or 25.5 percent principally due to an increase in office space and equipment necessary to support the additional headcount. Professional services expenses increased $8.7 million, or 26.1 percent principally due to consultants used in the Company's advanced technology implementation, recruiting fees and other consulting expenses. Other expenses increased $13.3 million, or 16.6 percent principally due to increased office-related expenses associated with increased business activities. The ratio of non-compensation expenses as a percentage of net revenues was 24.1 percent for the quarter ended September 30, 2000 compared to 24.2 percent for the prior year quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The effective income tax rate was 34.6 percent for the quarter ended September 30, 2000 which was comparable to the 35.3 percent from the prior year quarter.


Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

The Company's net income was $439.6 million, for the nine months ended September 30, 2000, or $3.01 per basic share ($2.83 per diluted share). This compares to net income of $462.3 million, or $3.05 per basic share ($2.88 per diluted share) earned during the first nine months of 1999. During the first nine months of 2000, revenues, net of interest expense, were a record $4,451.0 million, 14.1 percent higher than the corresponding period a year ago.

Commission revenues earned during the first nine months of 2000 were a record $1,765.6 million, 24.4 percent higher than the $1,419.1 million earned during the prior year period. Mutual fund and insurance commissions increased $174.8 million or 44.4 percent, commissions from over-the-counter securities and commodities increased $98.9 million or 49.3 percent, and commissions on the sale of listed securities and options increased $72.3 million or 8.8 percent.

Principal transactions revenues decreased $51.3 million, or 6.2 percent, to $778.6 million attributable to lower results in taxable fixed income and municipals offset by an increase in equities.

Asset management fees increased $226.8 million, or 34.0 percent to a record $893.1 million, reflecting higher revenues earned on managed accounts. Average assets in wrap and trust accounts during the first nine months of 2000 were approximately 54 percent higher than during the corresponding period of 1999. At September 30, 2000, assets in wrap and trust accounts reached a record $61.2 billion. The increase also reflects higher investment advisory and distribution fees earned on assets managed in long-term and money market funds. The average assets under management in money market, institutional and long-term mutual funds were approximately $72 billion during the first nine months of 2000, up from the approximately $60 billion during the first nine months of 1999.

Investment banking revenues earned during the first nine months of 2000 were $385.3 million, $35.0 million lower than the $420.3 million earned during the same period last year. The current year period reflects declines in corporate and municipal underwriting fees, management fees and selling concessions on lower volume of lead-managed and co-managed corporate issues. Partially offsetting these declines were increases in private placement and other fees.

Net interest increased $72.2 million, or 16.6 percent to a record $507.3 million reflecting primarily an increased level of margin lending to clients during the period and increased inventory levels.

In June 2000, the Company recorded $30.0 million in pre-tax costs associated with the Company's merger with J.C. Bradford. These costs relate primarily to elimination of the Company's duplicate facilities, severance and other costs and are reflected in compensation and benefits, office and equipment and other operating expenses.

Compensation and benefits expenses for the nine months ended September 30, 2000 were $2,664.4 million, a 17.9 percent increase as compared to $2,260.6 million during the prior year period. The number of employees at September 30, 2000 increased approximately 3,900, or 20 percent, as compared to September 30, 1999 reflecting an additional 1,439 Private Client Group financial advisors, related financial advisor support personnel, and technology specialists hired to implement the Company's technology initiatives. The ratio of compensation and benefits as a percent of net revenues increased to 59.9 percent versus 58.0 percent in the prior year period.

All other operating expenses increased $185.3 million, or 21.1 percent to $1,064.1 million, as compared to $878.7 million for the prior year period. Office and equipment expenses increased $48.3 million, or 18.6 percent principally due to an increase in office space and equipment necessary to support the additional headcount and J.C. Bradford merger-related costs. Professional services expenses increased $45.8 million, or 47.5 percent principally due to consultants used in the Company's advanced technology implementation, recruiting fees and other consulting expenses. Business development expenses increased $31.6 million, or 37.9 percent reflecting higher promotional costs associated with PaineWebber EDGE and PaineWebber InsightOne and other expenses associated with increased business activities. Other expenses increased $54.0 million, or 22.4 percent principally due to increased meeting and seminar expenses and other office-related expenses associated with increased business activities, as well as J.C. Bradford merger-related costs. The ratio of non-compensation expenses as a percentage of net revenues was 23.9 percent for the nine months ended September 30, 2000 compared to 22.5 percent for the prior year period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The effective income tax rate for the nine months ended September 30, 2000 was
35.9 percent which was comparable to the 36.0 percent from the prior year period.

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

The Company's total assets at September 30, 2000 were $67.4 billion compared to $61.6 billion at December 31, 1999, primarily attributable to an increase in receivables from clients and financial instruments owned. The majority of the Company's assets are financed by daily operations such as securities sold under agreements to repurchase, free credit balances in client accounts and securities lending activity. The Company regularly reviews its mix of assets and liabilities to maximize self-funding. Additional financing sources are available through bank loans and commercial paper, committed and uncommitted lines of credit, and long-term borrowings.

The Company maintains committed and uncommitted credit facilities from a diverse group of banks. The Company has a $1.2 billion unsecured revolving credit agreement, which extends through September 2001, with provisions for renewal through 2002. Certain of the Company's subsidiaries also have a secured revolving credit facility to provide up to an aggregate of $1.0 billion through August 2001, with provisions for renewal through 2002. The secured borrowings under this facility can be collateralized using a variety of securities. The facilities are available for general corporate purposes and are tested on a regular basis. At September 30, 2000, there were no outstanding borrowings under either facility. Additionally, the Company had $5.4 billion in uncommitted lines of credit at September 30, 2000.

The Company maintains public shelf registration statements with the SEC for the issuance of debt securities of the Company and for the issuance of preferred securities of PWG Capital Trusts III, IV and V ("Preferred Trust Securities"), business trusts formed under the Delaware law which are wholly owned subsidiaries of the Company. During the third quarter of 2000, the Company issued $125.0 million of debt under these registration statements. At September 30, 2000, the Company had $632.6 million in debt securities available for issuance under a shelf registration statement and $706.2 million in Preferred Trust Securities and debt securities of the Company available for issuance under another registration statement.

Capital Resources and Capital Adequacy

The Company's businesses are capital intensive. In addition to a funding policy that provides for diversification of funding sources and maximization of liquidity, the Company maintains a strong capital base.

The Company's total capital base, which includes long-term borrowings, Preferred Trust Securities and stockholders' equity, grew to $8.7 billion, an increase of $195.3 million from December 31, 1999. The growth in total capital is primarily due to the net increase in stockholders' equity of $475.6 million offset by a net decrease in long-term borrowings of $280.3 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



The net decrease in long-term borrowings primarily reflected the maturity of $200 million U.S. dollar-denominated 7 percent senior notes on March 1, 2000 and maturities of U.S. dollar-denominated medium-term notes of $261.7 million, partially offset by the issuance of $119.2 million non-U.S. dollar-denominated medium-term notes and the issuance of $73.5 million U.S. dollar-denominated 6.25 percent convertible debentures due 2007. The increase in stockholders' equity was primarily the result of net income for the nine months ended September 30, 2000 of $439.6 million and the issuance of approximately 6,364,000 shares of common stock related to employee compensation and stock purchase programs. Issuances and tax credits related to these programs had the net effect of increasing equity capital by $206.2 million in the first nine months of 2000. These increases were offset by the repurchase in the first nine months of 2000 of approximately 3,000,000 shares of common stock for $114.8 million and dividends of $52.8 million. At September 30, 2000, the remaining number of shares authorized to be repurchased, in the open market or otherwise, under the Company's common stock repurchase program was approximately 34 million.

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

At September 30, 2000, the Company had investments which were affected by liquidity, reorganization or restructuring issues amounting to $136.2 million. These investments have not had a material effect on the Company's results of operations.

The Company's activities include underwriting and market-making transactions in high-yield corporate debt and non-investment-grade mortgage-backed securities, and emerging market securities (collectively, "high-yield securities"). These securities generally involve greater risks than investment-grade corporate debt securities because these issuers usually have high levels of indebtedness and lower credit ratings and are, therefore, more vulnerable to general economic conditions. At September 30, 2000, the Company held $147.4 million of high-yield securities, with approximately 25 percent of such securities attributable to three issuers. The Company continually monitors its risk positions associated with high-yield securities and establishes limits with respect to overall market exposure, industry group and individual issuer. The Company accounts for these positions at fair value, with unrealized gains and losses reflected in principal transactions revenues. These high-yield securities have not had a material effect on the Company's results of operations.

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

The notional amount of a derivative contract is used to measure the volume of activity and is not reflected on the Condensed Consolidated Statement of Financial Condition. The Company had off-balance-sheet derivative contracts outstanding with gross notional amounts of $65.8 billion and $50.5 billion at September 30, 2000 and December 31, 1999, respectively. These amounts included $43.3 billion and $30.9 billion, respectively, related to "to be announced" mortgage-backed securities requiring forward settlement. Also included in these amounts were $3.7 billion and $4.2 billion notional amounts of interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt at September 30, 2000 and December 31, 1999, respectively. For further discussion on the Company's derivative financial instruments, see Note 7 in the Notes to Condensed Consolidated Financial Statements.

The Company records any unrealized gains and losses on its derivative contracts used in a trading capacity by marking-to-market the contracts on a daily basis. The unrealized gain or loss is recorded on the Condensed Consolidated Statements of Financial Condition with the related profit or loss reflected in principal transactions revenues. The Company accrues interest income and expense on interest rate swap agreements used to change the interest rate characteristics of the Company's fixed rate debt. These interest rate swap agreements had the effect of increasing net interest expense on the Company's fixed rate debt by $7.7 million for the nine months ended September 30, 2000 and of reducing net interest expense on the Company's fixed rate debt by $20.4 million for the nine months ended September 30, 1999, respectively. The Company had no deferred gains or losses recorded at September 30, 2000 and December 31, 1999 related to terminated swap agreements on the Company's long-term borrowings.

The fair value of an exchange-traded derivative financial instrument is determined by quoted market prices, while over-the-counter derivatives are valued based upon pricing models which consider time value and volatility, as well as other economic factors. The fair values of the Company's derivative financial instruments held for trading purposes at September 30, 2000 were $147.1 million and $185.5 million for assets and liabilities, respectively, and are reflected on the Condensed Consolidated Statements of Financial Condition. The fair values of these instruments at December 31, 1999 were $392.7 million and $215.1 million for assets and liabilities, respectively.

The Company's exposure to market risk relates to changes in interest rates, equity prices, foreign currency exchange rates or the market values of the assets underlying the financial instruments. The Company's exposure to credit risk at any point is represented by the fair value or replacement cost on contracts in which the Company has recorded an unrealized gain. At September 30, 2000 and December 31, 1999, the fair values amounted to $147.1 million and $392.7 million, respectively. The risks inherent in derivative financial instruments are managed consistent with the Company's overall risk management policies. (See Risk Management section below)

RISK MANAGEMENT

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

The following is a discussion of the Company's primary market risk exposures at September 30, 2000 and December 31, 1999 and how those exposures are managed:

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

The sensitivity calculation employed to analyze interest rate risk on its fixed income financial instruments was based on a proprietary methodology which converted substantially all the Company's interest rate sensitive financial instruments at September 30, 2000 and December 31, 1999, into a uniform benchmark (a ten year U.S. Treasury note equivalent), and evaluated the impact assuming an 11 basis point change to the ten-year U.S. Treasury note at September 30, 2000 and December 31, 1999, respectively. The hypothetical basis point change was derived from a proprietary model which uses a one-day interval and a 95 percent confidence level, and was based on historical data over a one-year period. This analysis does not consider other factors that may influence these results, such as credit spread risk, prepayment risk on mortgage-backed securities or changes in the shape of the yield curve. The sensitivity calculation employed to analyze equity price risk on its equity financial instruments was based on a proprietary model which stress tests the firm inventory positions by shocking those positions for a two standard deviation move in the market (95 percent confidence interval) using historical data over a one-year period. Based upon the aforementioned methodologies, the Company's potential daily loss in future earnings at September 30, 2000 was approximately $4 million and $1.5 million for interest rate risk and equity price risk, respectively, and the Company's potential daily loss in future earnings at December 31, 1999 was approximately $3 million and $0.1 million for interest rate risk and equity price risk, respectively.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No significant events have occurred since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are filed herewith:

           Exhibit 12.1  -   Computation of Ratio of Earnings to Fixed Charges

           Exhibit 12.2  -   Computation of Ratio of Earnings to Combined Fixed
                             Charges and Preferred Stock Dividends

           Exhibit 27    -   Financial Data Schedule


  (b)  Reports on Form 8-K:

       The Company filed a Current Report on Form 8-K dated October 23, 2000 with the Securities and Exchange Commission reporting under "Item 5 - Other Events" and "Item 7 - Exhibits" relating to the Company's press release which reported the approval by PWG shareholders of the merger agreement entered into and between the Company, UBS AG and a subsidiary of UBS AG.

       The Company filed a Current Report on Form 8-K dated October 11, 2000 with the Securities and Exchange Commission reporting under "Item 5 - Other Events" and "Item 7 - Exhibits" relating to the Company's press release which, among other things, reported financial results for the three and nine month periods ended September 30, 2000.

       The Company filed a Current Report on Form 8-K/A dated September 14, 2000 with the Securities and Exchange Commission amending and restating the Current Report on Form 8-K dated August 30, 2000.

       The Company filed a Current Report on Form 8-K dated August 30, 2000 with the Securities and Exchange Commission reporting under "Item 5 - Other Events" and "Item 7 - Exhibits" relating to the merger agreement entered into between the Company, UBS AG and Neptune Merger Subsidiary, Inc., a subsidiary of UBS AG.

                                    SIGNATURE






Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               Paine Webber Group Inc.
                                               ------------------------
                                                     (Registrant)








Date:  November 2, 2000                        By: /s/ Jerome T. Fadden
      -----------------                        --------------------------
                                               Jerome T. Fadden
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (principal financial and
                                               accounting officer)